Form 10-K
period 1994-12-31
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1995-03-20
CIK 764062

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1994

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-15766

                TECHNOLOGY FUNDING SECURED INVESTORS I
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            94-2944800
- -------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
- ---------------------------------------                       --------
(Address of principal executive offices)                     (Zip Code)

                              (415) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Limited
 Partnership Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X  No
                                                               ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.

Documents incorporated by reference: Portions of the Prospectus dated May 5, 1986 forming a part of Registration Statement No. 2-96022 under the Securities Act of 1993 are incorporated by reference in Parts I and III, hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993 Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992, is incorporated by reference in Part III hereof.

                                   PART I

Item 1.  BUSINESS
- ------   --------

Technology Funding Secured Investors I (hereinafter referred to as the "Partnership" or the "Registrant") was formed as a California limited partnership on August 31, 1984. The business of the Partnership is to provide secured loans and to acquire equity interests in new and developing companies as described in the "Summary of the Offering" and "Business of the Partnership" sections of the Prospectus dated May 5, 1986, that forms a part of Registrant's Form S-1 Registration Statement No. 2-96022, which sections are incorporated herein by reference. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership will continue until December 31, 2004, unless dissolved earlier.

Item 2.  PROPERTIES
- ------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
- ------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1994.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- ------   -------------------------------------------------------------
         MATTERS
         -------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1994, there were 6,497 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's
Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
- ------   -----------------------


                                        For the Years Ended and As of December 31,
                           -----------------------------------------------------------------
                              1994         1993           1992         1991          1990
                              ----         ----           ----         ----          ----
Total income               $   156,925      376,496     1,312,184    1,967,331     2,076,238
Net realized (loss)
 income                       (560,077)  (5,649,860)      122,286      226,058       932,307
Change in net unrealized
 fair value:
  Equity investments        (2,127,420)   2,295,838    (2,959,810)    (142,460)      161,696
  Secured notes receivable     549,000      660,000      (654,696)      81,984      (313,480)
Net (loss) income           (2,138,497)  (2,694,022)   (3,492,220)     165,582       780,523
Net realized (loss)
 income per Unit                    (5)         (48)            1            2             8
Total assets                 2,270,238    4,424,424     8,768,510   15,408,327    17,638,108
Distributions declared              --     (900,092)   (2,700,080)  (2,602,793)   (1,967,501)



Refer to Notes 1 and 5 of the financial statements entitled
"Summary of Significant Accounting Policies" and "Allocation of
Profits and Losses" for a description of the method of calculation of net realized (loss) income per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------   -----------------------------------------------------------
AND RESULTS OF OPERATIONS
- -------------------------

Liquidity and Capital Resources
- -------------------------------

In 1994, net cash used by operations totaled $469,191. The Partnership paid management fees of $71,504 to the Managing General Partner and reimbursed related parties for operating expenses of $373,817, and paid $5,058 to affiliated partnerships for net loan participations. In addition, other operating expenses of $198,895 were paid. Interest income received for secured notes receivable and short-term investments was $180,083.

In 1994, the Partnership issued $347,000 in secured notes receivable primarily to portfolio companies in the computers and computer equipment industry. Repayments of notes receivable provided cash of $406,773 and sales of investments provided cash of $418,020. The Partnership purchased equity investments in a portfolio company in the microelectronics industry totaling $69,633. The Partnership also received $45,290 from investment recoveries. As of December 31, 1994, the Partnership was committed to fund an additional $129,000 on account receivable lines of credit to borrowing companies.

All management fees which are due have been paid through December 31, 1994. Management fees are paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equities plus the aggregate fair market value of any equity securities distributed to the partners exceeded the total management fees payable pursuant to the Partnership Agreement.

Beginning in the third quarter of 1991, the Partnership entered the liquidation stage and began to distribute its available cash. The Partnership has distributed a major portion of its available cash and is now at the stage in its liquidation process where distributions are primarily dependent on loan repayments from borrowing companies. Distributions will fluctuate in the future based upon loan repayments received by the Partnership.

Cash and cash equivalents at December 31, 1994 were $534,644. Operating cash reserves combined with interest income received on short-term investments, proceeds from sales of investments and repayments of secured notes receivable are expected to be sufficient to fund the Partnership operations through the next twelve months.

Results of Operations
- ---------------------

1994 compared to 1993
- ---------------------

Net loss was $2,138,497 and $2,694,022 in 1994 and 1993,
respectively. The decrease in net loss was primarily due to a $4,806,101 decrease in realized losses from investment write-downs, a $355,016 increase in net realized gain from sale of investments and a $114,055 decrease in total operating expenses. These changes were mostly offset by decreases of $4,423,258 and $111,000 in the change in net unrealized fair values of equity investments and secured notes receivable, respectively, and a $217,451 decrease in secured notes receivable interest income.

In 1994 and 1993, the Partnership realized losses from investment write-downs of $514,251 and $5,320,352, respectively. Realized losses in 1994 primarily related to an equity investment in a portfolio company in the medical industry. Realized losses in 1993 primarily related to equity investments as well as secured notes receivable for portfolio companies in the computers and computer equipment, and retail/consumer products industries.

During 1994, the Partnership recorded a net realized gain of $355,016 mainly from the sale of equity investments in Micro
Decisionware, Inc.  There was no such gain recorded in 1993.

Total operating expenses were $531,553 in 1994 compared to $645,608 in 1993. The decrease was primarily due to lower administrative and investor services and lending operations and investment management expenses from reduced overall portfolio activities.

In 1994, a decrease in the net unrealized fair value of equity investments of $2,127,420 was primarily due to a portfolio company in the medical industry. In 1993, the $2,295,838 increase was primarily due to the write-down for one portfolio company in the computers and computer equipment industry as this investment had been reflected with a change in fair value less than cost of $2,292,636 in 1992. This was reversed in 1993 as a result of the realized loss taken.

The Partnership recorded increases in the fair value of secured notes receivable of $549,000 and $660,000 in 1994 and 1993, respectively, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective year ends. The 1994 increase primarily related to a conversion of notes receivable to equity investments for a portfolio company in the medical industry; the 1993 increase was primarily due to a similar conversion for a portfolio company in the retail/consumer products industry.

Secured notes receivable interest income was $130,413 and $347,864 in 1994 and 1993, respectively. The decrease was primarily attributable to lower interest-bearing notes receivable balances since the Partnership entered the liquidation stage.

The Partnership also incurred management fees of $71,504 and $140,753 during 1994 and 1993, respectively. As management fees are computed on assets under management, the decrease is consistent with the decrease in such assets.

The Partnership's portfolio of secured notes receivable is with new and developing companies; therefore, there is no established source of market value information. The value of the portfolio has been estimated by the Managing General Partner in the absence of readily ascertainable market values. Although secured notes receivable are secured by specific assets of the borrowing company, due to the inherent uncertainty of valuation, estimated values may differ significantly from the values that would have been used had a ready market of the investment existed. The difference could be material.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

1993 compared to 1992
- ---------------------

Net loss was $2,694,022 and $3,492,220 in 1993 and 1992,
respectively. The decrease in net loss was primarily due to increases of $5,255,648 and $1,314,696 in the change in net unrealized fair value of equity investments and secured notes receivable, respectively, and a $316,060 decrease in total operating expenses. These changes were partially offset by a $4,604,477 increase in realized losses from investment write-downs, a $881,772 decrease in notes receivable interest income, and a $743,567 decrease in net realized gain from sale of investments.

In 1993, the $2,295,838 increase in fair value of equity investments was primarily due to the write-down for one portfolio company in the computers and computer equipment industry as this investment had been reflected with a change in fair value less than cost of $2,292,636. This was reversed as a result of the realized loss taken. In 1992, the decrease of $2,959,810 was primarily due to portfolio companies in the computers and computer equipment, and retail/consumer products industries.

The Partnership recorded an increase in the change in fair value of secured notes receivable of $660,000 and a decrease of $654,646 in 1993 and 1992, respectively, based upon the level of loan loss reserves deemed adequate by the Managing General
Partner at the respective year ends.

Total operating expenses were $645,608 in 1993 compared to $961,668 in 1992. The decrease was primarily attributable to lower overall portfolio activity as the Partnership is at its liquidation stage.

In 1993 and 1992, the Partnership realized losses from investment write-downs of $5,320,352 and $715,875, respectively. Realized losses in 1993 primarily related to equity investments and secured notes receivables to portfolio companies in the computers and computer equipment, and retail/consumer products industries. Realized losses in 1992 primarily related to secured notes receivable for portfolio companies in the microelectronics, medical, and computer software and systems industries.

Secured notes receivable interest income was $347,864 and $1,229,636 in 1993 and 1992, respectively. The decrease was primarily attributable to lower interest-bearing notes receivable balances since the Partnership entered the liquidation stage in the third quarter of 1991.

There was no net realized gain from sale of investments recorded in 1993. In 1992, the Partnership recorded a $743,567 gain which was primarily attributable to investment sales in Catalina Marketing, partially offset by a realized loss from the sale of investments in Chyron Corporation.

The Partnership incurred management fees of $140,753 and $255,922 in 1993 and 1992, respectively. As management fees are computed based on assets under management, the decrease is consistent with the decrease in such assets.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------   -------------------------------------------

The financial statements of the Registrant are set forth in Item
14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- ------   -----------------------------------------------------------
AND FINANCIAL DISCLOSURE
- ------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Technology Funding Ltd., a California limited partnership ("TFL"), and Technology Funding Inc., a California corporation ("TFI") and wholly owned subsidiary of TFL, are the General Partners of the Partnership. TFI is the Managing General Partner. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Medical Partners I, L.P. Prospectus, as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993 Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002, dated October 30, 1992 which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
- -------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1994, the Partnership incurred $71,504 in management fees. The management fees are designed to compensate the General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1994. General Partner Overhead includes rent, utilities, and certain salaries and benefits paid by the General Partners.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------  --------------------------------------------------------------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the General Partners nor any of their officers, directors or partners own any Units. The General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------  ----------------------------------------------

The Registrant has engaged in no transactions with the General
Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Prospectus.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
- -------  -------------------------------------------------------
FORM 8-K
- --------

(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1994 and 1993
Statements of Operations for the years ended
December 31, 1994, 1993 and 1992
Statements of Partners' Capital for the years ended
December 31, 1994, 1993 and 1992
Statements of Cash Flows for the years ended
December 31, 1994, 1993 and 1992
Notes to Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits

Registrant's Amended and Restated Limited Partnership
Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated May 5, 1986 included in
Registration Statement No. 2-96022 filed pursuant to Rule
424(b) of the General Rules and Regulations under the Securities Act of 1933).

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1994.

(c) Financial Data Schedule for the year ended and as of December 31, 1994 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


The Partners
Technology Funding Secured Investors I:


We have audited the accompanying balance sheets of Technology Funding Secured Investors I (a California limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of loans by correspondence with the individual borrowing companies and a physical examination of securities held as of December 31, 1994 and 1993. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Secured Investors I as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As explained in Notes 1, 6, and 7, the financial statements include investments of $1,675,610 and $3,844,583 (78% and 89% of partners' capital) as of December 31, 1994 and 1993, respectively, whose values, in certain circumstances, have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such investments and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the difference could be material.

San Francisco, California
March 17, 1995                                      KPMG Peat Marwick LLP

BALANCE SHEETS
- --------------


                                                  December 31,
                                       -------------------------------
                                            1994               1993
                                            ----               ----
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $995,227 and
  $3,306,237 in 1994 and 1993,
  respectively)                         $  760,227         2,522,237
 Equity investments (cost basis
  of $3,196,958 and $1,476,501 in
  1994 and 1993, respectively)             915,383         1,322,346
                                         ---------         ---------

     Total investments                   1,675,610         3,844,583

Cash and cash equivalents                  534,644           568,130

Other assets                                59,984            11,711
                                         ---------         ---------

     Total                              $2,270,238         4,424,424
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   47,221            42,650

Due to affiliated partnerships                  --             3,758

Due to related parties                       1,136             3,909

Other liabilities                           60,320            56,304
                                         ---------         ---------

     Total liabilities                     108,677           106,621

Commitments
 (Notes 3 and 10)

Partners' capital:
 Limited Partners
   (Units outstanding of 115,501 and
   116,008 in 1994 and 1993,
   respectively)                         4,866,951         5,439,172
 General Partners                         (188,815)         (183,214)
 Net unrealized fair value decrease
  from cost:
   Secured notes receivable               (235,000)         (784,000)
   Equity investments                   (2,281,575)         (154,155)
                                         ---------         ---------

     Total partners' capital             2,161,561         4,317,803
                                         ---------         ---------

    Total                               $2,270,238         4,424,424
                                         =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
- ------------------------


                                      For the Years Ended December 31,
                                   -------------------------------------
                                       1994         1993         1992
                                       ----         ----         ----

Income:
 Secured notes receivable
  interest                        $   130,413      347,864     1,229,636
 Short-term investment interest        24,090       14,949        57,224
 Other income                           2,422       13,683        25,324
                                    ---------    ---------     ---------
  Total income                        156,925      376,496     1,312,184

Costs and expenses:
 Management fees                       71,504      140,753       255,922
 Operating expenses:
   Administrative and investor
    services                          236,113      296,864       342,306
   Lending operations and
    investment management             184,121      216,478       428,276
   Computer services                   74,974       88,962       101,740
   Professional fees                   36,345       43,304        89,346
                                    ---------    ---------     ---------

   Total operating expenses           531,553      645,608       961,668
                                    ---------    ---------     ---------

 Total costs and expenses             603,057      786,361     1,217,590
                                    ---------    ---------     ---------

Net operating (loss) income          (446,132)    (409,865)       94,594

 Net realized gain from sale of
  investments                         355,016           --       743,567
 Realized losses from
  investment write-downs             (514,251)  (5,320,352)     (715,875)
 Recovery from investments
  previously written off               45,290       80,357            --
                                    ---------    ---------     ---------
Net realized (loss) income           (560,077)  (5,649,860)      122,286

 Change in net unrealized
  fair value:
   Equity investments              (2,127,420)   2,295,838    (2,959,810)
   Secured notes receivable           549,000      660,000      (654,696)
                                    ---------    ---------     ---------

Net loss                          $(2,138,497)  (2,694,022)   (3,492,220)
                                    =========    =========     =========

Net realized (loss) income
   per Unit                       $        (5)         (48)            1
                                    =========    =========     =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
- -------------------------------

For the years ended December 31, 1994, 1993 and 1992:

                                                  Net Unrealized Fair Value
                                                Increase (Decrease) From Cost
                                                -----------------------------
                                   Limited      General      Equity   Secured Notes
                                  Partners     Partners    Investments  Receivable    Total
                                  --------     --------    -----------  ----------    -----
Partners' capital,
 December 31, 1991               $14,554,115   (91,937)     509,817    (789,304)  14,182,691

Distributions                     (2,673,080)  (27,000)          --          --   (2,700,080)

Repurchase of limited
 partnership interests                (9,930)       --           --          --       (9,930)

Net realized income                  121,063     1,223           --          --      122,286

Change in net unrealized fair
 value:
  Equity investments                      --        --   (2,959,810)         --   (2,959,810)
  Secured notes receivable                --        --           --    (654,696)    (654,696)
                                  ----------   -------    ---------  ----------   ----------
Partners' capital,
 December 31, 1992                11,992,168  (117,714)  (2,449,993) (1,444,000)   7,980,461

Distributions                       (891,091)   (9,001)          --          --     (900,092)

Repurchase of limited
 partnership interests               (68,544)       --           --          --      (68,544)

Net realized loss                 (5,593,361)  (56,499)          --          --   (5,649,860)

Change in net unrealized fair
 value:
  Equity investments                      --        --    2,295,838          --    2,295,838
  Secured notes receivable                --        --           --     660,000      660,000
                                  ----------   -------    ---------   ---------   ----------

Partners' capital,
 December 31, 1993                 5,439,172  (183,214)    (154,155)   (784,000)   4,317,803

Repurchase of limited
 partnership interests               (17,745)       --           --          --      (17,745)

Net realized loss                   (554,476)   (5,601)          --          --     (560,077)

Change in net unrealized fair
 value:
  Equity investments                      --        --   (2,127,420)         --   (2,127,420)
  Secured notes receivable                --        --           --     549,000      549,000
                                  ----------   -------    ---------   ---------   ----------

Partners' capital,
 December 31, 1994               $ 4,866,951  (188,815)  (2,281,575)   (235,000)   2,161,561
                                  ==========   =======    =========   =========   ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
- ------------------------

                                    For the Years Ended December 31,
                                  ------------------------------------
                                       1994       1993         1992
                                       ----       ----         ----

Cash flows from operations:
 Interest received                $ 180,083       456,558    1,219,777
 Cash paid to vendors              (198,895)     (240,228)    (353,057)
 Cash paid to related parties      (445,321)     (596,881)  (1,033,677)
 Cash (paid to) received from
  affiliated partnerships            (5,058)     (129,265)     133,023
                                    -------     ---------    ---------
    Net cash used
     by operations                 (469,191)     (509,816)     (33,934)
                                    -------     ---------    ---------

Cash flows from investing activities:
 Secured notes receivable issued   (347,000)   (1,916,949)  (5,995,178)
 Repayments of secured notes
  receivable                        406,773     3,155,060    6,220,656
 Repayment from other investments        --       134,990           --
 Proceeds from sale of investments  418,020            --    1,189,731
 Recovery from investments
  previously written off             45,290        80,357           --
 Purchase of equity investments     (69,633)     (112,801)     (75,000)
                                    -------     ---------    ---------

  Net cash provided by investing
   activities                       453,450     1,340,657    1,340,209
                                    -------     ---------    ---------

Cash flows from financing
  activities:
 Repurchase of limited
  partnership interests             (17,745)      (68,544)      (9,930)
 Distributions to Limited and
  General Partners                       --    (1,401,210)  (3,048,961)
                                    -------     ---------    ---------

  Net cash used by financing
   activities                       (17,745)   (1,469,754)  (3,058,891)
                                    -------     ---------    ---------

Net decrease in cash
 and cash equivalents               (33,486)     (638,913)  (1,752,616)

Cash and cash equivalents at
 beginning of year                  568,130     1,207,043    2,959,659
                                    -------     ---------    ---------

Cash and cash equivalents at
 end of year                      $ 534,644       568,130    1,207,043
                                    =======     =========    =========

See accompanying notes to financial statements.

- -----------------------------------

                                      For the Years Ended December 31,
                                   ------------------------------------
                                     1994            1993          1992
                                     ----            ----          ----
Reconciliation of net loss
 to net cash used by
 operations:

Net loss                          $(2,138,497)   (2,694,022) (3,492,220)

Adjustments to reconcile net
 loss to net cash used
  by operations:
  Net realized gain from sale of
   investments                       (355,016)           --    (743,567)
  Amortization of discount
   related to warrants                 (1,042)      (21,727)    (56,312)
  Realized losses from investment
   write-downs                        514,251     5,320,352     715,875
  Recovery from investments
   previously written off             (45,290)      (80,357)         --
  Change in net unrealized
   fair value:
    Equity investments              2,127,420    (2,295,838)  2,959,810
    Secured notes receivable         (549,000)     (660,000)    654,696

Changes in:
  Accrued interest on secured and
   convertible notes receivable        24,200       101,789     (36,095)
  Other assets                        (46,973)          297      52,585
  Accounts payable and accrued
   expenses                             4,571       (15,867)     (9,608)
  Due to related parties               (2,773)      (41,308)   (262,295)
  Due to/from affiliated
   partnerships                        (5,058)     (129,265)    133,023
  Other liabilities                     4,016         6,130      50,174
                                    ---------     ---------   ---------

Net cash used
  by operations                   $  (469,191)     (509,816)    (33,934)
                                    =========     =========   =========

Non-cash investing activities:

Additions to equity investments   $    51,706         1,400      30,981
                                    =========     =========   =========

Conversion of secured notes
 receivable to equity and
 other investments                $ 2,082,107     1,270,740   3,109,295
                                    =========     =========   =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
- -----------------------------

1.     Summary of Significant Accounting Policies
       ------------------------------------------

Organization
- ------------

Technology Funding Secured Investors I (the "Partnership") is a limited partnership organized under the laws of the State of California on August 31, 1984. The purpose of the Partnership is to provide secured loans to new and developing companies and to acquire, hold, sell, trade, exchange or otherwise dispose of warrants and/or capital stock acquired by the Partnership in conjunction with these loans. The General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. TFI is the Managing General Partner.

The registration statement of the Partnership, filed with the Securities and Exchange Commission, became effective and the Partnership commenced selling units of limited partnership interest ("Units") on May 31, 1985. On September 9, 1985, the minimum number of Units required to form the Partnership (4,800) had been sold. On May 31, 1987, the offering terminated with 117,496 Units sold, generating $29,372,475 in cash from Limited Partners and $29,399 from the General Partners. The Partnership Agreement provides that the Partnership will continue until December 31, 2004, unless terminated sooner.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts, accounts maintained with brokers, commercial paper and money market instruments and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Provision for Income Taxes
- --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was higher than the reported total cost basis of $4,192,185 by $1,407,716 as of December 31, 1994.

Net Realized Income (Loss) Per Unit
- -----------------------------------

Net realized income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding for the years ended December 31, 1994, 1993 and 1992, of 115,883, 116,824 and 117,290, respectively, into the total net realized income (loss) allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of the total limited partner capital contributions and did not receive any Partnership Units.

Investments:
- -----------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Secured Notes Receivable, Net
     -----------------------------

The secured notes receivable portfolio includes accrued interest less the discount related to warrants and the allowance for loan losses. The portfolio approximates fair value through inclusion of an allowance for loan losses. Allowance for loan losses is reviewed quarterly by the Managing General Partner and is adjusted to a level deemed adequate to cover possible losses inherent in notes and unfunded commitments. Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partner, the future collectibility of interest or principal is in doubt.

In conjunction with certain secured notes granted, the Partnership has received warrants to purchase certain shares of capital stock of the borrowing company. The cost basis of such warrants and the resulting discount has been estimated by the Managing General Partner to be 1% of the principal balance of the original notes made to the borrowing company. The discount is amortized to interest income on a straight-line basis over the term of the loan. These warrants are included in the equity investment portfolio.

Nonrefundable fees received in connection with loan fundings are deferred and amortized to interest income over the contractual life of the loan using the effective interest method or the straight-line method if it is not materially different. Direct loan origination costs mainly consist of third-party costs and generally are reimbursed by portfolio companies.

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of 25% is applied when determining the fair value. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

Other equity investments, which are not publicly traded, are generally valued utilizing pricing obtained from the most recent round of third party financings. Valuation is estimated quarterly by the Managing General Partner. Included in equity investments are convertible or subordinated notes receivable as repayment of these notes may occur through conversion into equity investments.

Equity investments with temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. The cost basis does not change. In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss.
Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." Cost basis adjustments are reflected as "Realized losses from investment write-downs" in the Statements of Operations.

     Other Investments
     -----------------

At times, the Partnership will receive other assets in satisfaction of secured notes receivable or equity investments in portfolio companies. When the asset is received, existing investment balances in excess of the fair value of the asset received are written off.

Non-cash Exercise of Warrants
- -----------------------------

Periodically, the Partnership may acquire stock through the non-cash exercise of warrants. During 1994, net realized gain resulting from the non-cash exercise of warrants totaled $15,378. This amount is included in net realized gain from sale of investments. There was no such gain in 1993 and 1992.

Distributions
- -------------

Distributions made to the Limited Partners are made among such partners in the proportion their respective capital accounts bear to the total of all capital accounts of the group. Unnegotiated distribution checks, if any, after a reasonable amount of time are recorded as other liabilities on the Balance Sheets.

2.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the Partnership's accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

                                     For the Years Ended December 31,
                                     ---------------------------------
                                       1994         1993        1992
                                       ----         ----        ----
Increase in fair value from cost
 of marketable equity securities  $   150,206     148,564      194,034

Decrease in fair value from
 cost of non-marketable
 equity securities                 (2,431,781)   (302,719)  (2,644,027)
                                    ---------   ---------    ---------

Net unrealized fair value
 decrease from cost
 at end of year                    (2,281,575)   (154,155)  (2,449,993)

Net unrealized fair value
 (decrease) increase from cost
 at beginning of year                (154,155) (2,449,993)     509,817
                                    ---------   ---------    ---------

Change in net unrealized
 fair value of equity
 investments                      $(2,127,420)  2,295,838   (2,959,810)
                                    =========   =========    =========

3.     Related Party Transactions
       --------------------------

Included in costs and expenses are related party costs as follows:

                                     For the Years Ended December 31,
                                   -----------------------------------
                                    1994           1993          1992
                                    ----           ----          ----

Management fees                   $ 71,504       140,753       255,922
Reimbursable operating expenses:
 Administrative and investor
  services                         190,587       202,979       208,849
 Lending operations and
  investment management            105,483       122,879       204,912
 Computer services                  74,974        88,962       101,700

Management fees, payable quarterly, are equal to one-half of one percent of the Partnership's assets under management. Management fees compensate the Managing General Partner solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation, management, and progress of Partnership loans to borrowing companies and its portfolio of warrants and capital stock of borrowing companies, as well as for the general administration of the Partnership. Currently, management fees are only paid to the extent that the aggregate amount of all proceeds (including warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equities plus the aggregate fair market value of any equity securities distributed to the partners exceeds the total management fee payable.

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include all expenses other than Organizational and Offering Expenses and General Partner Overhead (as defined in the Partnership Agreement). At December 31, 1994 and 1993, due to related parties included $1,136 and $3,909, respectively, for reimbursable operating expenses.

Within the normal course of the business, the Partnership participates in secured notes receivable granted to non-affiliated borrowing companies by affiliated partnerships which are also managed by the General Partners. At December 31, 1994, due from affiliated partnerships was $1,300
(included in other assets) compared to $3,758 due to affiliated partnerships at December 31, 1993. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs.

Under the terms of a computer support agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

TFL currently has a sublease rental agreement with a Partnership portfolio company in the computers and computer equipment industry.

4.     Distributions
       -------------

Beginning in the third quarter of 1991, the Partnership entered the liquidation stage and began to distribute available cash. As the Partnership has distributed a significant portion of its available cash, the Partnership is now at the point in the liquidation process where its distributions are primarily dependent on loan repayments from borrowing companies. Distributions will fluctuate in the future based upon loan payoffs received by the Partnership.

5.     Allocation of Profits and Losses
       --------------------------------

Net realized loss of the Partnership is allocated 99% to the Limited Partners as a group and 1% to the General Partners as a group.

Net realized profit of the Partnership is allocated based on the beginning of year partners' capital balances as follows:

      (A) 99% to the Limited Partners as a group and 1% to the General Partners until conversion, which is defined as such time when:

           (i) the amount of cash plus the value of any securities distributed to the Limited Partners equals the aggregate initial capital contributions of all the Limited Partners; and

           (ii) an 8% per annum cumulative, compounded return on the adjusted capital contributions (i.e., initial capital contributions less all amounts distributed) of all Limited Partners has been achieved.

      (B) Thereafter (post conversion), 80% to the Limited Partners as a group and 20% to the General Partners as a group, except as provided below.

The Partnership Agreement defines adjusted capital contribution, with respect to any Limited Partner, as the capital contribution as reduced, but not below zero, by (i) all prior tax distributions of cash to such Limited Partner and (ii) the aggregate value (determined at the time of distribution) of any securities distributed to such Limited Partner.

Limited Partners that subscribed to the first 60,000 Units accepted by the Partnership will be allocated all of the General Partners' post-conversion profits in excess of a 1% minimum allocation until such time as each such Limited Partner has received total distributions from the Partnership equal to their capital contribution plus a specified annual priority return, ranging between 9% and 18%, on their adjusted capital contribution. Once the lowest priority return is met, the profits will be allocated to those Limited Partners who have not yet received their priority returns. Thereafter, the General Partners will receive their full post-conversion profits.

6.     Equity Investments
       ------------------

At December 31, 1994 and December 31, 1993, equity investments consisted of:




                                                  December 31, 1994       December 31, 1993
                                                  -----------------       -----------------
                    Investment                     Cost        Fair        Cost         Fair
Industry/Company       Date      Position          Basis       Value       Basis       Value
- ----------------    ----------   --------          -----       -----       -----       -----
WARRANTS:

Biotechnology
- -------------
Biocircuits          01/91       10,000 Common
                                 shares at $2.00;
                                 expiring 01/96    $      0           0       2,000     20,500
Hybridon, Inc.       03/91       3,572 Common
                                 shares at $3.50;
                                 expiring 03/97       1,250      16,074       1,250     33,799

Computers and Computer Equipment
- --------------------------------
Censtor Corporation  02/91       78,438 Common
                                 shares at $.29;
                                 expiring 5/95       15,000     173,191      15,000    173,191
Komag, Inc.          12/91       716 Common shares
                                 at $21.61; exercised
                                 08/94                   --          --       3,750      3,750
MARCorp              05/92       842,213 Series B
                                 Preferred shares
                                 at $1.00; expiring
                                 05/97                    0           0           0          0
Pinnacle Systems,    05/90       2,083 Common
 Inc.                            shares at $8.00;
                                 expiring 05/95       2,500      14,164       2,500      2,500

Computer Software and Systems
- -----------------------------
Logisticon           08/89       65,218 Common
                                 shares at $.23;
                                 expired 08/94           --          --           0          0
Logisticon           02/90       48,912 Common
                                 shares at $.23;
                                 expired 08/94           --          --           0          0
Wright Express       08/90       114,521 Common
 Corporation                     shares at $.8732;
                                 expiring 08/95          --          --      20,000     20,000

Industrial/Business Automation
- ------------------------------
Cyclean, Inc.        09/87       75,591 Common
                                 shares at $2.74;
                                 expiring 04/01       7,000           0       7,000     27,213
Cyclean, Inc.        04/88       53,994 Common
                                 shares at $2.74;
                                 expiring 04/01       5,000           0       5,000     19,438
Cyclean, Inc.        01/89       10,799 Common
                                 shares at $2.74;
                                 expiring 04/01       1,000           0       1,000      3,888
Cyclean, Inc.        06/90       29,032 Common
                                 shares at $3.10;
                                 expiring 06/00       4,091           0       4,091      4,091
Cyclean, Inc.        03/91       6,451 Common
                                 shares at $3.10;
                                 expiring 04/01         909           0         909        909
Cyclean, Inc.        03/91       47,112 Common
                                 shares at $3.10;
                                 expiring 04/01       7,000           0       7,000      7,000
Cyclean, Inc.        07/92       6,643 Common
                                 shares at $3.10;
                                 expiring 07/02         148           0         148        148
Cyclean, Inc.        09/94       3,822 Common
                                 shares at $4.00;
                                 expiring 03/99           0           0          --         --

Medical
- -------
Ash Medical          03/90       2,400 Common
 Systems, Inc.                   shares at $12.50;
                                 expiring 03/95           0           0           0          0
Hemocleanse, Inc.    03/90       38,886 Common
                                 shares at $.9167;
                                 expiring 03/95           0           0           0          0
Hemocleanse, Inc.    01/92       47,526 Common
                                 shares at $.50;
                                 expiring 01/97           0           0           0          0
Microgon, Inc.       10/90       62,500 Common
                                 shares at $.60;
                                 expiring 10/95           0           0           0          0
Microgon, Inc.       09/91       14,583 Common
                                 shares at $.60;
                                 expiring 09/96           0           0           0          0
Microgon, Inc.       06/92       62,500 Common
                                 shares at $.60;
                                 expiring 06/97           0           0           0          0
Resonex, Inc.        10/91       600,000 Common
                                 shares at $1.00;
                                 expiring 10/96          --          --           0          0
Resonex, Inc.        10/92       228,000 Common
                                 shares at $1.00;
                                 expiring 10/97          --          --           0          0
Resonex, Inc.        04/93       680,000 Common
                                 shares at $1.00;
                                 expiring 01/98          --          --           0          0

Microelectronics
- ----------------
Applied Micro        03/90       14,286 Common
 Circuits, Inc.                  shares at $1.75;
                                 expiring 03/95       5,000       5,000       5,000      5,000
Applied Micro        08/90       14,286 Common
 Circuits, Inc.                  shares at $1.75;
                                 expiring 08/95       5,000       5,000       5,000      5,000
Celeritek            05/89       9,231 Common
                                 shares at $7.50;
                                 exercised 05/94         --          --       5,000      5,000

Semiconductor Equipment
- -----------------------
Etec Systems, Inc.   10/91       33 Series C Preferred
                                 shares at $100;
                                 expiring 10/96          --          --           0          0
Photon Dynamics      04/87       47,619 Common
                                 shares at $1.05;
                                 exercised 05/94         --          --       2,500     92,857
Photon Dynamics      04/88       35,644 Common
                                 shares at $1.683;
                                 exercised 05/94         --          --       1,500     46,943

Telecommunications
- ------------------
Integrated Network   06/91       5,882 Common
 Corporation                     shares at $17.00;
                                 expiring 06/96      10,000      49,997      10,000     10,000
Primary Access       10/90       19,044 Common
                                 shares at $2.25;
                                 expiring 10/95       4,100       4,100       4,100      4,100
Primary Access       04/91       5,289 Common
                                 shares at $2.25;
                                 expiring 10/95       1,400       1,400       1,400      1,400
                                                    -------     -------     -------    -------

Total warrants                                       69,398     268,926     104,148    486,727
                                                    -------     -------     -------    -------

STOCKS:

Computers and Computer Equipment
- --------------------------------
MARCorp              12/89       1,177,438 Series A
                                 Preferred shares         0           0           0          0
MARCorp              05/92       Convertible
                                 Subordinated
                                 Debenture,
                                 $2,813,898
                                 principal amount         0           0           0          0
MARCorp              02/93       368,119 Series A
                                 Preferred shares         0           0           0          0

Computer Software
- -----------------
Micro Decisionware,  08/92       116,279 Common
 Inc.                            shares                  --          --      78,000    174,419

Electronic Design Automation
- ----------------------------
IKOS Systems, Inc.   07/90       84,765 Common
                                 shares              23,613     162,155      23,613    153,677

Industrial/Business Automation
- ------------------------------
Cyclean, Inc.        09/94       18,532 Series D
                                 Preferred shares    51,706      51,706          --         --

Medical
- -------
Adams Scientific,    03/91       12,500 Common
 Inc.                            shares                  --          --           0          0
Resonex Holdings     02/94       22,804 Common
 Corporation                     shares           1,682,507           0          --         --

Microelectronics
- ----------------
Celeritek, Inc.      05/94       9,231 Common
                                 shares              74,233      74,233          --         --

Retail/Consumer Products
- ------------------------
S-TRON               05/93       Subordinated note (1),
                                 $390,000 principal
                                 amount             392,015     130,316     390,000    203,148
S-TRON               05/93       390,000 Common
                                 shares                   0           0           0          0
S-TRON               05/93       897,000 Series 1
                                 Preferred shares   295,740           0     295,740          0
S-TRON               05/93       2,340,000
                                 Series 2
                                 Preferred shares   585,000     191,473     585,000    304,375

Semiconductor Equipment
- -----------------------
Photon Dynamics      05/94       20,319 Common
                                 shares              22,746      36,574          --         --
                                                  ---------     -------   ---------  ---------

Total stocks                                      3,127,560     646,457   1,372,353    835,619
                                                  ---------     -------   ---------  ---------

Total equity investments                         $3,196,958     915,383   1,476,501  1,322,346
                                                  =========     =======   =========  =========

- --  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Subordinated note includes accrued interest.  The interest rate on the subordinated note was 6%.




Marketable Equity Securities
- ----------------------------

At December 31, 1994 and 1993, marketable equity securities had aggregate costs of $26,113 and $29,363, respectively, and aggregate market values of $176,319 and $177,927, respectively. The unrealized gains at December 31, 1994 and 1993 were $150,206 and $148,564, respectively.

Biocircuits Corporation
- -----------------------

Based on the Managing General Partner's opinion, there had been an other than temporary decline in value of the Partnership's investment.
Accordingly, the Partnership has written off its warrant investment of $2,000 and recorded a decrease in fair value of $20,500 at December 31, 1994.

Celeritek, Inc.
- ---------------

In May 1994, the Partnership exercised its warrant to purchase 9,231 common shares. The recorded cost basis and fair value of $74,233 for the common shares included the warrant cash exercise price of $69,233 at $7.50 per share (adjusted during 1994) and the warrant cost basis of $5,000.

Cyclean, Inc.
- -------------

In September 1994, the Partnership restructured its secured notes previously issued to Cyclean, Inc. In exchange for an extension of the maturity date and certain interest rate changes, the Partnership received a warrant for 3,822 shares of common stock exercisable at $4.00 per share expiring March 1999 and 18,532 shares of Series D Preferred stock. The Partnership recorded the cost basis and fair value at $51,706 for the preferred stock received, and recorded a decrease in fair value of $62,687 for the Partnership's existing warrants based on the Managing General Partner's judgment. In addition, the expiration dates for the Partnership's existing common stock warrants were extended as part of the restructuring.

Integrated Network Corporation
- ------------------------------

In addition to the Partnership's right to exercise its warrant for common stock, the Partnership has an option to sell its common share warrant back to the company for $49,997. Accordingly, this amount is recorded as the fair value as of December 31, 1994.

Micro Decisionware, Inc.
- ------------------------

In April 1994, Micro Decisionware, Inc. was acquired by Sybase, Inc. The Partnership received 8,229 Sybase, Inc. common shares in exchange for the Partnership's 116,279 common shares in Micro Decisionware, Inc. The Partnership subsequently sold the Sybase, Inc. common shares for $417,622 and realized a gain of $339,622.

Photon Dynamics
- ---------------

In April 1994, Photon Dynamics completed a new round of financing at a lower price than the previous round of financing. In May of 1994, the Partnership exercised its warrants without cash and received 20,319 common shares. The recorded cost basis of $22,746 included a realized gain of $18,746 and the warrant cost basis of $4,000. Based upon these transactions, the Partnership recorded a decrease in fair value of $121,972; the fair value reflected the April round pricing.

Pinnacle Systems, Inc.
- ----------------------

In November 1994, Pinnacle Systems, Inc. completed its initial public offering at $8 per share. The Partnership recorded an increase in fair value of $11,664 for its existing warrant investment at December 31, 1994 to reflect the publicly-traded market value for common stock.

Resonex, Inc./Resonex Holding Corporation
- -----------------------------------------

In February 1994, the Partnership, together with two affiliated partnerships, assigned their Resonex, Inc. note holdings to Resonex Holding Corporation ("RHC"), a new company wholly-owned by the Partnership and the affiliated partnerships. RHC foreclosed on the assets of Resonex, Inc. The partnerships' ownership of RHC is in proportion to their respective Resonex, Inc. loan balances. The Partnership received 22,804 common shares in RHC in exchange for $400 cash and its share of Resonex, Inc. secured notes totaling $2,082,107. During 1994, a realized loss of $400,000 was recorded based on the Managing General Partner's opinion, reducing the investment book value to $1,682,507 with an estimated fair value of zero at December 31, 1994 pending the results of management action being taken. The Managing General Partner's intention is to maximize the net realizable value on this investment.

S-TRON
- ------

In late 1994, based on the Managing General Partner's estimate, the fair value of the Partnership's investment had declined. Accordingly, the Partnership recorded a change in fair value decrease of $187,749 on its existing investments at December 31, 1994.

Wright Express Corporation
- --------------------------

In August 1994, Wright Express Corporation was acquired and the
Partnership's warrant was canceled as the price per share paid to equity investment holders was lower than the warrant exercise price.
Accordingly, the warrant cost basis was written off.

Other Equity Investments
- ------------------------

Biocircuits, Ikos Systems, Inc. and Pinnacle Systems, Inc. are publicly-traded companies. All other equity investments not specifically discussed above are privately held and no public market for the sale of these securities exists.

7.     Secured Notes Receivable, Net
       -----------------------------

At December 31, 1994 and 1993, secured notes receivable consisted of:

                                                   1994       1993
                                                   ----       ----
Secured notes receivable                       $1,047,637    3,263,946
Accrued interest                                   14,089       67,026
Unamortized discount related to warrants          (66,499)     (24,735)
                                                ---------    ---------
  Total secured notes receivable,
    net (cost basis)                              995,227    3,306,237

Allowance for loan losses                        (235,000)    (784,000)
                                                ---------    ---------

  Total secured notes receivable,
    net (fair value)                           $  760,227    2,522,237
                                                =========    =========

The 1994 notes were primarily from two portfolio companies in the industrial/business automation, and computers and computer equipment industries. The remaining loans were from five other companies in a variety of industries. All notes are secured by specific assets of the borrowing company. Interest rates on secured notes receivable at December 31, 1994 ranged from 10% to 15%. During 1994, approximately $26,000 of accrued interest was written off as a result of notes being placed on nonaccrual status.

Changes in the allowance for loan losses were as follows:

                                                   1994         1993
                                                   ----         ----
Balance, beginning of year                     $ 784,000     1,444,000
                                                 -------     ---------

Decrease in provision for loan losses           (528,760)      (98,517)

Secured notes receivable write-downs:
 Computers and computer equipment                (31,070)     (300,000)
 Medical                                         (34,460)           --
 Retail/consumer products                             --      (276,776)
                                                --------     ---------
  Total write-offs                               (65,530)     (576,776)

Recoveries of previous write-offs:
 Semiconductor equipment                              --        12,189
 Microelectronics                                 45,290         1,980
 Industrial/business automation                       --         1,124
                                                 -------     ---------
  Total recoveries                                45,290        15,293
                                                 -------     ---------

Change in net unrealized fair value
 of secured notes receivable                    (549,000)     (660,000)
                                                 -------     ---------

Balance, end of year                           $ 235,000       784,000
                                                 =======     =========

The decrease in provision for loan losses is generally comprised of realized loan losses, net of recognized recoveries, and a change in net unrealized fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective year ends.

The allowance for loan losses is adjusted based upon changes to the portfolio size and risk profile. Although the allowance for loan losses is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

Notes with a total cost basis of $782,274 and $2,422,890 were on nonaccrual status due to uncertainties in the financial condition of the borrowing companies at December 31, 1994 and 1993, respectively. During 1994, nonaccrual notes of approximately $2.1 million for a portfolio company in the medical industry were predominantly converted into equity investments resulting in a lower allowance for loan loss necessary at December 31, 1994. The Managing General Partner continues to monitor the progress of these companies. The fair value at December 31, 1994 is based on the Managing General Partner's estimate of collectibility of these notes.

The scheduled principal repayments remaining are:

      Year Ending                          Principal
      December 31,                         Repayments
      -----------                          ----------
          1995                            $  584,656
          1996                               462,981
                                           ---------
                                          $1,047,637
                                           =========

Secured notes receivable which are due on demand are included as principal repayments for the year ending December 31, 1995. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes to equity investments to increase the ultimate collectibility of investments to the Partnership.

8.     Cash and Cash Equivalents
       -------------------------

At December 31, 1994 and 1993, cash and cash equivalents consisted of:

                                                     1994        1993
                                                     ----        ----
Demand and brokerage accounts                       $  1,994    54,792
Money market accounts                                532,650   513,338
                                                     -------   -------
     Total                                          $534,644   568,130
                                                     =======   =======

9.     Repurchase of Limited Partnership Interests
       -------------------------------------------

Each June, beginning in June 1987, Limited Partners may tender their Units for repurchase by the Partnership. The amount available in any year to repurchase tendered Units is limited to 10% of the aggregate principal repayments received by the Partnership during the preceding calendar year on notes to borrowing companies. The price paid for any Units tendered is subject to the restrictions stated in the Partnership Agreement. Units repurchased and the prices paid were 507 Units for $17,745, 1,224 Units for $68,544, and 80 Units for $9,930 in 1994, 1993,
and 1992, respectively.

10.    Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1994, the Partnership had unfunded commitments of $129,000 related to accounts receivable lines of credit.

The Partnership uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments. Commitments to extend financing are agreements to lend to a company as long as there are no violations of any conditions established in the contract. The credit lines generally have fixed termination dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. All commitments funded require collateral specified in the agreements.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TECHNOLOGY FUNDING SECURED INVESTORS I

                           By:  TECHNOLOGY FUNDING INC.
                                Managing General Partner




Date:  March 17, 1995      By:       /s/Frank R. Pope
                                --------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and Chief
                                     Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                   Date
          ---------           --------                   ----

   /s/Charles R. Kokesh       President, Chief       March 17, 1995
- ------------------------      Executive Officer
Charles R. Kokesh             and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Frank R. Pope           Executive Vice         March 17, 1995
- ------------------------      President, Chief
Frank R. Pope                 Financial Officer,
                              Secretary and a
                              Director of Technology
                              Funding Inc. and a
                              General Partner of
                              Technology Funding Ltd.

   /s/Gregory T. George       Group Vice President   March 17, 1995
- --------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and a majority of the General Partners of Technology Funding Ltd.