Form 10-Q
period 1995-03-31
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1995-05-12
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended March 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-15766

                TECHNOLOGY FUNDING SECURED INVESTORS I
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            94-2944800
 ------------------------------     ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
- ---------------------------------------                       --------
(Address of principal executive offices)                     (Zip Code)

                              (415) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes X No
                                                                ---  ---

No active market for the units of limited partnership interests
("Units") exists, and therefore the market value of such Units cannot be determined.

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                        (unaudited)
                                          March 31,      December 31,
                                            1995            1994
                                         ----------      ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $1,051,274 and
  $995,227 in 1995 and 1994,
  respectively)                        $   795,274           760,227
 Equity investments (cost basis
  of $3,224,494 and $3,196,958 in
  1995 and 1994, respectively)             811,166           915,383
                                         ---------         ---------

   Total investments                     1,606,440         1,675,610

Cash and cash equivalents                  653,051           534,644

Other assets                                34,140            59,984
                                         ---------         ---------

   Total                               $ 2,293,631         2,270,238
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    39,989            47,221

Due to related parties                       9,714             1,136

Other liabilities                           58,953            60,320
                                         ---------         ---------

 Total liabilities                         108,656          108,677

Commitments and subsequent
 event (Notes 2, 4 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of
  115,501 in both 1995 and 1994)         5,041,356        4,866,951
 General Partners                         (187,053)        (188,815)
 Net unrealized fair value decrease
  from cost:
   Secured notes receivable               (256,000)        (235,000)
   Equity investments                   (2,413,328)      (2,281,575)
                                         ---------        ---------

   Total partners' capital               2,184,975        2,161,561
                                         ---------        ---------

   Total                               $ 2,293,631        2,270,238
                                         =========        =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                              1995        1994
                                              ----        ----
Income:
 Secured notes receivable interest         $  17,268      58,254
 Short-term investment interest                8,731       3,378
 Other income                                     --         986
                                             -------     -------
  Total income                                25,999      62,618


Costs and expenses:
 Management fees                              10,808      21,589
 Operating expenses:
  Lending operations and investment
   management                                 30,754     107,852
  Administrative and investor
   services                                   43,768      70,414
  Computer services                           16,094      25,977
  Professional fees                            9,154       7,766
                                             -------     -------

   Total operating expenses                   99,770     212,009
                                             -------     -------

 Total costs and expenses                    110,578     233,598
                                             -------     -------

Net operating loss                           (84,579)   (170,980)

 Net realized gain from sale
  of equity investments                      260,746          --
 Recovery from investments previously
  written off                                     --      45,290
 Realized losses from investment
  write-downs                                     --     (39,969)
                                             -------     -------

Net realized income (loss)                   176,167    (165,659)

 Change in net unrealized
  fair value:
   Secured notes receivable                  (21,000)    606,000
   Equity investments                       (131,753)   (955,159)
                                             -------     -------

Net income (loss)                          $  23,414    (514,818)
                                             =======     =======

Net realized income (loss) per Unit        $       2          (1)
                                             =======     =======

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS (unaudited)
- ----------------------------------


                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                             1995           1994
                                             ----           ----
Cash flows from operating activities:
 Interest received                         $  34,815        49,817
 Cash paid to vendors                        (15,599)      (70,900)
 Cash paid to related parties                (70,852)     (124,164)
 Cash received from
  affiliated partnerships                      1,696        57,120
                                             -------       -------

  Net cash used by operating activities      (49,940)      (88,127)
                                             -------       -------

Cash flows from investing activities:
 Secured notes receivable issued            (125,000)      (36,000)
 Repayments of secured notes receivable       39,052       116,617
 Proceeds from sale of equity investments    254,295            --
 Recovery from investments previously
  written off                                     --        45,290
 Purchase of equity investments                   --          (400)
                                             -------       -------

  Net cash provided by investing activities  168,347       125,507
                                             -------       -------

Net increase in cash and
  cash equivalents                           118,407        37,380

Cash and cash equivalents at beginning
 of year                                     534,644       568,130
                                             -------       -------

Cash and cash equivalents at March 31      $ 653,051       605,510
                                             =======       =======


See accompanying notes to financial statements.

- -----------------------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                           1995             1994
                                           ----             ----
Reconciliation of net income
 (loss) to net cash used by
 operating activities:

Net income (loss)                         $  23,414          (514,818)

Adjustments to reconcile net income
 (loss) to net cash used by
 operating activities:
  Net realized gain from
   sale of equity investments              (260,746)               --
  Recovery from investments
   previously written off                        --           (45,290)
  Realized losses from investment
   write-downs                                   --            39,969
  Change in net unrealized fair value:
   Secured notes receivable                  21,000          (606,000)
   Equity investments                       131,753           955,159
  Other, net                                    (53)             (320)

Changes in:
  Accrued interest on secured and
   convertible notes receivable               8,869           (12,481)
  Accounts payable and accrued
   expenses                                  (7,232)           (2,246)
  Due to related parties                      8,182            37,442
  Other liabilities                          (1,367)            4,205
  Due to affiliated partnerships              1,696            57,120
  Other assets                               24,544              (867)
                                            -------         ---------

Net cash used by operating activities     $ (49,940)          (88,127)
                                            =======         =========

Non-cash investing activities:

Conversions of secured notes
 receivable to equity investments         $      --         2,082,107
                                            =======         =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1995 and December 31, 1994 and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through March 31, 1995 supplement those included in the Annual Report on Form 10-K.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1995 and 1994 were as follows:


                                                1995         1994
                                                ----         ----

Management fees                                $10,808      21,589

Reimbursable operating expenses                 68,226     140,017


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner, and are adjusted to actual cost periodically. At March 31, 1995 and December 31, 1994, due to related parties totaled $9,318 and $1,136, respectively, related to reimbursable operating expenses previously charged to the Partnership. Both amounts were paid in the respective subsequent quarters.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable granted to nonaffiliated borrowing companies. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At March 31, 1995, the amount due to affiliated partnerships was $396 (included in due to related parties) compared to due from affiliated Partnerships of $1,300 (included in other assets) at December 31, 1994. These amounts were paid to or received from such affiliated partnerships in the following respective quarters.

3.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding for the three months ended March 31, 1995 and 1994 of 115,501 and 116,008, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 are included in the 1994 Annual Report. Activity from January 1 through March 31, 1995 consisted of




                                                             January 1 -
                                                           March 31, 1995
                                                           --------------
                       Investment                        Cost        Fair
Industry/Company           Date          Position        Basis       Value
- ----------------       ----------        --------        -----       -----


Balance at January 1, 1995                             $3,196,958      915,383
                                                        ---------      -------

1995 activity:

WARRANTS:

Computers and Computer Equipment
- --------------------------------
Pinnacle Systems, Inc.     05/90       2,083 Common
                                       shares at $8.00;
                                       exercised 02/95     (2,500)     (14,164)

STOCKS:

Computers and Computer Equipment
- --------------------------------
Pinnacle Systems, Inc.     02/95       1,970 Common
                                       shares              13,244       31,697

Electronic Design Automation
- ----------------------------
IKOS Systems, Inc.         07/90       84,765 Common
                                       shares             (23,613)    (162,155)

Industrial/Business Automation
- ------------------------------
Cyclean, Inc.              01/95       6,548 Series D
                                       Preferred
                                       shares              18,269       18,269
Cyclean of
 Los Angeles, LLC          03/95       Class A LLC Unit -
                                       11% ownership        2,816        2,816

Medical
- -------
Hemocleanse, Inc.          03/95       20,999 Common
                                       shares              19,320       19,320
                                                        ---------      -------

Total 1995 activity                                        27,536     (104,217)
                                                        ---------      -------

Total equity investments at March 31, 1995             $3,224,494      811,166
                                                        =========      =======

</TABLE


Marketable Equity Securities
- ----------------------------

At March 31, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $13,244 and $26,113, respectively, and aggregate market values of $31,697 and $176,319, respectively. The unrealized gains at March 31, 1995 and December 31, 1994 were $18,453 and $150,206, respectively.

Cyclean, Inc./Cyclean of Los Angeles, LLC
- -----------------------------------------

In January 1995, the Partnership obtained the right to receive 26,195
Series D Preferred shares with a twelve month vesting schedule in exchange for a one year maturity date extension of secured notes receivable. At March 31, 1995, 6,548 shares were fully vested with a recorded cost basis and fair value of $18,269.

In March 1995, Cyclean, Inc. ("Cyclean") formed Cyclean of Los Angeles,
LLC ("Cyclean LLC") and contributed certain assets and contracts to the new entity. Cyclean LLC is completing a new round of financing through the offering of Class A LLC Units. As a result of the transaction, one of the Partnership's secured notes receivable was transferred from Cyclean to Cyclean LLC with modified terms; Cyclean has guaranteed note repayments. The Partnership received a participated percentage of one
Class A LLC Unit in exchange for certain interest payments and late charges totaling $2,816. The Partnership is also entitled to royalty payments and additional Series D Preferred shares based on the total proceeds raised from the Cyclean LLC offering, which is expected to be completed by mid-1995.

Hemocleanse, Inc.
- -----------------

In March 1995, the Partnership exercised its warrant without cash and received 20,999 common shares, resulting in a cost basis and realized gain of $19,320.

IKOS Systems, Inc.
- ------------------

In January 1995, the Partnership sold all of its holdings in the company for total proceeds of $254,295 and a realized gain of $230,682.

Pinnacle Systems, Inc.
- ----------------------

In February 1995, the Partnership exercised its warrant without cash and received 1,970 common shares. The recorded cost basis of $13,244 included a realized gain of $10,744 and the warrant cost basis of $2,500.
The Partnership recorded an increase in the change in fair value of $6,789 to reflect this transaction and the market value at March 31, 1995.

Other Equity Investments
- ------------------------

In March 1995, 3Com Corporation ("3Com"), a public company, announced its intention to acquire Primary Access Corporation ("Primary Access"), a
Partnership portfolio company. The acquisition is subject to various conditions customary for transactions of this nature and is expected to be completed mid-1995. Upon consummation of the acquisition, the Partnership will receive 3Com common shares in exchange for its Primary
Access warrant holdings, which will indicate future liquidity in excess of the current fair value of $5,500 for this investment.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1995 through March 31, 1995 consisted of:




Balance at January 1, 1995                           $760,227

1995 activity:

Secured notes receivable issued                       125,000
Repayment of secured notes receivable                 (39,052)
Change in interest receivable                         (11,685)
Increase in allowance for loan losses                 (21,000)
Increase in unamortized
 discount related to warrants                         (18,216)
                                                      -------

Total secured notes receivable, net,
 at March 31, 1995                                   $795,274
                                                      =======


The Partnership had accrued interest of $2,404 and $14,089 at March 31, 1995 and December 31, 1994, respectively.

Activity in the allowance for loan losses were as follows:


Balance at January 1, 1995                           $235,000

Change in net unrealized fair value
 of secured notes receivable                           21,000
                                                      -------

Balance at March 31, 1995                            $256,000
                                                      =======

The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

Notes aggregating $907,274 and $782,274 were on nonaccrual status due to uncertainties in the financial condition of the borrowing companies at March 31, 1995 and December 31, 1994, respectively. The Managing General Partner continues to monitor the progress of companies with nonaccrual notes. The fair value at March 31, 1995 reflected the Managing General Partner's estimate of collectibility of these notes.

All notes are secured by specific assets of the borrowing company. The interest rate on notes issued during the three months ended March 31, 1995 was 12%.

6.     Cash and Cash Equivalents
       -------------------------

At March 31, 1995 and December 31, 1994, cash and cash equivalents consisted of:


                                              1995              1994
                                              ----              ----

Demand and brokerage accounts               $  6,510            1,994
Money market accounts                        646,541          532,650
                                             -------          -------

     Total                                  $653,051          534,644
                                             =======          =======

7.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1995, the Partnership had unfunded commitments of $104,961 mostly related to accounts receivable lines of credit.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Liquidity and Capital Resources
- -------------------------------
During the three months ended March 31, 1995, net cash used by operations totaled $49,940. The Partnership paid management fees of $10,808 to the Managing General Partner, reimbursed related parties for operating expenses of $60,044, and received $1,696 from affiliated partnerships for net loan participations. In addition, other operating expenses of $15,599 were paid. Interest received from secured notes receivable and short-term investments was $34,815.

During the quarter ended March 31, 1995, the partnership issued $125,000 in secured notes receivable to a portfolio company in the retail/consumer products industry. Repayments of notes receivable provided cash of $39,052 and proceeds from investment sales provided cash of $254,295. As of March 31, 1995, the Partnership was committed to fund $104,961 mostly related to accounts receivable lines of credit to borrowing companies.

All management fees which are due have been paid through March 31, 1995. Management fees are paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeded the total management fee paid.

Cash and cash equivalents at March 31, 1995 were $653,051. Distributions will fluctuate in the future based upon loan payoffs received and expected cash needed by the Partnership. Operating cash reserves combined with interest income received on short-term investments, proceeds from investment sales, and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net income was $23,414 for the quarter ended March 31, 1995 compared to a net loss of $514,818 for the same period in 1994. The change was primarily due to a $823,406 increase in the change in net unrealized fair value of equity investments, a $260,746 increase net realized gain from sale of equity investments, and a $112,239 decrease in total operating expenses. These changes were partially offset by a $627,000 decrease in the change in net unrealized fair value of secured notes receivable.

The change in fair value of equity investments reflected a decrease in the fair value of the Partnership's holdings. During the quarter ended March 31, 1995, the decrease of $131,753 was primarily attributed to a realized gain from the IKOS Systems, Inc. investment sale. During the same period in 1994, the decrease of $955,159 was primarily due to the conversion of notes receivable at fair values lower than cost to equity investments for a portfolio company in the medical industry.

In 1995, net realized gain from sale of equity investments was $260,746 substantially related to the sale of IKOS Systems, Inc. No such gain was realized for the same period in 1994.

Operating expenses were $99,770 and $212,009 for the three months ended March 31, 1995 and 1994, respectively. The decrease was primarily due to lower lending operations and investment management, and administrative and investor services expenses as overall portfolio activities have decreased. Also, the 1994 amount was high resulting from additional collection costs for portfolio companies in the medical and microelectronics industries.

In 1995, the Partnership recorded a decrease in fair value for secured notes receivable of $21,000 compared to an increase of $606,000 for the same period in 1994, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends. The 1994 increase was primarily due to the conversion of notes receivable to equity investments as discussed above.

Secured notes receivable interest income was $17,268 and $58,254 during the three months ended March 31, 1995 and 1994, respectively. The decrease was primarily attributable to lower interest-bearing notes receivable balances since the Partnership entered the liquidation stage.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1995.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1995 (Exhibit 27).

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 12, 1995      By:         /s/Frank R. Pope
                              -----------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer