Form 10-Q
period 1995-06-30
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1995-08-11
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended June 30, 1995

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

                                        (unaudited)
                                          June 30,       December 31,
                                            1995            1994
                                         ----------      ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $992,752 and
  $995,227 in 1995 and 1994,
  respectively)                         $  656,752           760,227
 Equity investments (cost basis
  of $302,016 and $3,196,958 in
  1995 and 1994, respectively)             538,730           915,383
                                         ---------         ---------

   Total investments                     1,195,482         1,675,610

Cash and cash equivalents                  656,350           534,644

Other assets                               112,946            59,984
                                         ---------         ---------

   Total                                $1,964,778         2,270,238
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   23,758            47,221

Due to related parties                       5,620             1,136

Other liabilities                           58,882            60,320
                                         ---------         ---------

   Total liabilities                        88,260           108,677

Commitments and Subsequent event
 (Notes 2, 4 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of
  115,501 in both 1995 and 1994)         2,191,642         4,866,951
 General Partners                         (215,838)         (188,815)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable               (336,000)         (235,000)
   Equity investments                      236,714        (2,281,575)
                                         ---------         ---------

   Total partners' capital               1,876,518         2,161,561
                                         ---------         ---------

   Total                                $1,964,778         2,270,238
                                         =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                             For the Three                      For the Six
                                             Months Ended                       Months Ended
                                               June 30,                           June 30,
                                      -----------------------------       -------------------------
                                              1995        1994                1995           1994
                                              ----        ----                ----           ----
Income:
 Secured notes receivable interest       $    54,024      51,124            71,292         109,378
 Short-term investment interest                9,822       6,160            18,553           9,538
 Other income                                     --         862                --           1,848
                                           ---------     -------         ---------         -------
  Total income                                63,846      58,146            89,845         120,764


Costs and expenses:
 Management fees                              10,925      19,015            21,733          40,604
 Operating expenses:
  Lending operations and investment
   management                                 16,850      17,579            47,604         125,431
  Administrative and investor
   services                                   46,327      71,607            90,095         142,021
  Computer services                           14,165      15,549            30,259          41,526
  Professional fees                           11,857      12,654            21,011          20,420
                                           ---------     -------         ---------         -------

   Total operating expenses                   89,199     117,389           188,969         329,398
                                           ---------     -------         ---------         -------

 Total costs and expenses                    100,124     136,404           210,702         370,002
                                           ---------     -------         ---------         -------

Net operating loss                           (36,278)    (78,258)         (120,857)       (249,238)

 Net realized gain from sales
  of equity investments                       57,451     358,368           318,197         358,368
 Realized losses from investment
  write-downs                             (2,958,247)   (434,460)       (2,958,247)       (474,429)
 Recoveries from investments previously
  written off                                 58,575          --            58,575          45,290
                                           ---------     -------         ---------         -------

Net realized loss                         (2,878,499)   (154,350)       (2,702,332)       (320,009)

 Change in net unrealized
  fair value:
   Secured notes receivable                  (80,000)    (15,000)         (101,000)        591,000
   Equity investments                      2,650,042     237,864         2,518,289        (717,295)
                                           ---------     -------         ---------         -------

Net (loss) income                        $  (308,457)     68,514          (285,043)       (446,304)
                                           =========     =======         =========         =======

Net realized loss per Unit               $       (25)         (1)              (23)             (3)
                                           =========     =======         =========         =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------


                                      For the Six Months Ended June 30,
                                      ---------------------------------
                                             1995           1994
                                             ----           ----
Cash flows from operating activities:
 Interest received                       $    53,873        91,208
 Cash paid to vendors                        (77,594)      (87,530)
 Cash paid to affiliated partnerships         (9,148)      (79,153)
 Cash paid to related parties               (147,339)     (301,646)
                                           ---------       -------

  Net cash used by operating activities     (180,208)     (377,121)
                                           ---------       -------

Cash flows from investing activities:
 Secured notes receivable issued            (175,000)      (76,320)
 Repayments of secured notes receivable      127,576       313,492
 Proceeds from sales of equity investments   291,725       417,622
 Recoveries from investments previously
  written off                                 58,575        45,290
 Purchase of equity investments                 (962)      (69,633)
                                           ---------       -------

  Net cash provided by investing activities  301,914       630,451
                                           ---------       -------

Net increase in cash and
  cash equivalents                           121,706       253,330

Cash and cash equivalents at beginning
 of year                                     534,644       568,130
                                           ---------       -------

Cash and cash equivalents at June 30     $   656,350       821,460
                                           =========       =======


See accompanying notes to financial statements.

- -----------------------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                           1995             1994
                                           ----             ----
Reconciliation of net loss
 to net cash used by
 operating activities:

Net loss                                $  (285,043)         (446,304)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Net realized gain from
   sales of equity investments             (318,197)         (358,368)
  Recoveries from investments
   previously written off                   (58,575)          (45,290)
  Realized losses from investment
   write-downs                            2,958,247           474,429
  Change in net unrealized fair value:
   Secured notes receivable                 101,000          (591,000)
   Equity investments                    (2,518,289)          717,295
  Amortization of discount related
   to warrants                               (3,583)             (698)

Changes in:
  Accrued interest on secured and
   convertible notes receivable              12,611           (28,858)
  Accounts payable and accrued
   expenses                                 (23,463)           17,974
  Due to/from related parties                 4,484            (6,505)
  Due to/from affiliated partnerships        (9,148)          (79,153)
  Other assets                              (43,814)          (36,317)
  Other, net                                  3,562             5,674
                                          ---------         ---------

Net cash used by operating activities   $  (180,208)         (377,121)
                                          =========         =========

Non-cash investing activities:

Conversions of secured notes
 receivable to equity investments       $        --         2,082,107
                                          =========         =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of June 30, 1995 and December 31, 1994 and the related Statements of Operations for the three and six months ended June 30, 1995 and 1994, and Statements of Cash Flows for the six months ended June 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through June 30, 1995 supplement those included in the Annual Report on Form 10-
K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1995 and 1994 were as follows:


                                                1995         1994
                                                ----         ----

Management fees                               $ 21,733      40,604

Reimbursable operating expenses                130,090     254,537


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner, and are adjusted to actual cost periodically. At June 30, 1995 and December 31, 1994, due to related parties totaled $5,620 and $1,136, respectively, related to reimbursable operating expenses previously charged to the Partnership. Both amounts were paid in the respective subsequent quarters.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable granted to nonaffiliated borrowing companies. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At June 30, 1995 and December 31, 1994, the amounts due from affiliated partnerships were $10,448 and $1,300 (included in other assets), respectively. These amounts were received from such affiliated partnerships in the following respective quarters.

3.     Net Realized Loss Per Unit
       --------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding for the six months ended June 30, 1995 and 1994 of 115,501 and 116,008, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 are included in the 1994 Annual Report. Activity from January 1 through June 30, 1995 consisted of


                                                             January 1 -
                                                            June 30, 1995
                                                            -------------
                       Investment                         Cost          Fair
Industry/Company           Date          Position         Basis         Value
- ----------------       ----------        --------         -----         -----


Balance at January 1, 1995                            $ 3,196,958      915,383
                                                        ---------      -------

1995 activity:

WARRANTS:

Computers and Computer Equipment
- --------------------------------
Censtor Corporation        02/91       78,438 Common
                                       shares at $.29;
                                       exercised 05/95    (15,000)    (173,191)
Pinnacle Systems, Inc.     05/90       2,083 Common
                                       shares at $8.00;
                                       exercised 02/95     (2,500)     (14,164)

Telecommunications
- ------------------
Integrated Network         06/91       2,941 Common
 Corporation                           shares at $17.00;
                                       expiring 06/96      (5,000)     (49,997)
Primary Access             10/90-      21,900 Common
 Corporation               04/91       shares at $2.25;
                                       exercised 06/95     (5,500)      (5,500)
STOCKS:

Computers and Computer Equipment
- --------------------------------
Censtor Corporation        06/95       21,158 Common
                                       shares              11,179       11,179

Electronic Design Automation
- ----------------------------
IKOS Systems, Inc.         07/90       84,765 Common
                                       shares             (23,613)    (162,155)

Industrial/Business Automation
- ------------------------------
Cyclean, Inc.              01/95       13,097 Series D
                                       Preferred
                                       shares              36,541       36,541
Cyclean of                 03/95       Class A LLC Unit -
 Los Angeles, LLC                      11% ownership        2,816        2,816

Medical
- -------
Hemocleanse, Inc.          03/95       20,999 Common
                                       shares              19,320       19,320
Resonex Holding                        22,804 Common
 Corporation               02/94       shares          (1,682,507)           0

Retail/Consumer Products
- ------------------------
S-Tron                     05/93       3,237,000 Series
                                       1 & 2 Preferred
                                       shares            (880,740)    (191,473)
S-Tron                     05/93       Subordinated note
                                       $390,000 principal
                                       amount            (392,015)    (130,316)

Telecommunications
- ------------------
3Com Corporation           06/95       3,812 Common
                                       shares              41,504      255,469
3Com Corporation           06/95       424 Common
                                       shares in
                                       escrow account       4,612       28,385
                                                        ---------      -------

Total significant changes during
 the six months ended June 30, 1995                    (2,890,903)    (373,086)

Other changes, net                                         (4,039)      (3,567)
                                                        ---------      -------

Total equity investments at June 30, 1995             $   302,016      538,730
                                                        =========      =======
</TABLE


Marketable Equity Securities
- ----------------------------

At June 30, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $46,116 and $26,113, respectively, and aggregate market values of $283,854 and $176,319, respectively. The unrealized gains at June 30, 1995 and December 31, 1994 were $237,738 and $150,206, respectively.

Censtor Corporation
- -------------------

In May 1995, the Partnership exercised its warrant without cash and received 21,158 common shares. The recorded common share cost basis was $11,179, which is net of a realized loss.

Cyclean, Inc./Cyclean of Los Angeles, LLC
- -----------------------------------------

In January 1995, the Partnership obtained the right to receive 26,195
Series D Preferred shares with a twelve month vesting schedule in exchange for a one year maturity date extension of secured notes receivable. At June 30, 1995, 13,097 shares were fully vested with a recorded cost basis and fair value of $36,541.

In March 1995, Cyclean, Inc. ("Cyclean") formed Cyclean of Los Angeles,
LLC ("Cyclean LLC") and contributed certain assets and contracts to the new entity. Cyclean LLC is completing a new round of financing through the offering of Class A LLC Units. As a result of the transaction, one of the Partnership's secured notes receivable was transferred from Cyclean to Cyclean LLC with modified terms; Cyclean has guaranteed note repayments. The Partnership received a participated percentage of one
Class A LLC Unit in exchange for certain interest payments and late charges totaling $2,816. The Partnership is also entitled to royalty payments and additional Series D Preferred shares based on the total proceeds raised from the Cyclean LLC offering, which is expected to be completed by late 1995.

Hemocleanse, Inc.
- -----------------

In March 1995, the Partnership exercised its warrant without cash and received 20,999 common shares, resulting in a cost basis and realized gain of $19,320.

IKOS Systems, Inc.
- ------------------

In January 1995, the Partnership sold all of its holdings in the company for total proceeds of $254,295 and a realized gain of $230,682.

Integrated Network Corporation
- ------------------------------

During June 1995, the Partnership exercised its option to sell half of its warrant holdings to the company for $50,000 and realized warrant income of $45,000, which was included in "secured note receivable interest income" on the Statements of Operations. As the cash was received subsequent to the quarter end, the $50,000 was included in "other assets" on the Balance Sheet at June 30, 1995. The Partnership does not have this option for its remaining warrant.

Pinnacle Systems, Inc.
- ----------------------

In February 1995, the Partnership exercised its warrant without cash and received 1,970 common shares. The recorded cost basis of $13,244 included a realized gain of $10,744 and a warrant cost basis of $2,500.
In May 1995, the Partnership sold the common shares for total proceeds of $37,429 and realized a gain of $24,185.

Primary Access Corporation/3Com Corporation
- -------------------------------------------

In June 1995, Primary Access Corporation ("Primary Access") was acquired by 3Com Corporation ("3Com"), a public company. Immediately prior to the acquisition, the Partnership exercised its Primary Access common warrant holdings without cash and received 12,686 shares of Primary
Access common stock with a cost basis of $46,116, which reflects a realized gain of $40,616 and a warrant cost basis of $5,500. Upon the acquisition, these shares were then exchanged for 4,236 3Com common shares, of which 424 shares are held in an escrow account until March
21, 1996 to indemnify 3Com for any loss it may incur as a result of any contractual breach of the merger agreement by Primary Access. The
Partnership recorded an increase in the change in fair value of $237,738 to reflect this transaction and the market value at June 30, 1995.

Subsequent to June 30, 1995, the Partnership sold 3,812 common shares for total proceeds of $262,594 and a realized gain of $221,090.

Resonex Holding Corporation
- ----------------------------

Resonex Holding Corporation is currently obtaining bids from potential acquirers as this is determined to be the best option for the company.
Based on the opinion of the Managing General Partner, there has been a decline in Partnership's investment value and accordingly, the common stock cost basis of $1,682,507 was written off.

S-Tron
- ------

The company was unsuccessful in its recent efforts to obtain a major government contract; as a result, operations will likely cease by year end. Based on the Managing General Partner's opinion, the fair value of the Partnership's investment has declined. Accordingly, the Partnership has written off the cost basis of its Preferred stock investment of $880,740 and recorded a write-down of $392,015 on its subordinated note investment.


5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1995 through June 30, 1995 consisted of:




Balance at January 1, 1995                          $ 760,227

1995 activity:

Secured notes receivable issued                       175,000
Repayment of secured notes receivable                (127,576)
Change in interest receivable                         (13,456)
Increase in allowance for loan losses                (101,000)
Increase in unamortized
 discount related to warrants                         (36,443)
                                                      -------

Total secured notes receivable, net,
 at June 30, 1995                                   $ 656,752
                                                      =======


The Partnership had accrued interest of $633 and $14,089 at June 30, 1995 and December 31, 1994, respectively.

Changes in the allowance for loan losses were as follows:


Balance at January 1, 1995                           $235,000

Provisions for loan losses                             42,425

Recoveries of previous write-offs:
 Computers and computer equipment                      58,575
                                                      -------

   Total recoveries                                    58,575
                                                      -------

Change in net unrealized fair value
 of secured notes receivable                          101,000
                                                      -------

Balance at June 30, 1995                             $336,000
                                                      =======

The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

Notes aggregating $1,019,205 and $782,274 were on nonaccrual status due to uncertainties in the financial condition of the borrowing companies at June 30, 1995 and December 31, 1994, respectively. The Managing General Partner continues to monitor the progress of companies with nonaccrual notes. The fair value at June 30, 1995 reflected the Managing General Partner's estimate of collectibility of these notes.

All notes are secured by specific assets of the borrowing company. The interest rate on notes issued during the six months ended June 30, 1995 ranged from 12% to 14%.

6.     Cash and Cash Equivalents
       -------------------------

At June 30, 1995 and December 31, 1994, cash and cash equivalents consisted of:


                                              1995              1994
                                              ----              ----

Demand and brokerage accounts               $  2,987            1,994
Money market accounts                        653,363          532,650
                                             -------          -------

     Total                                  $656,350          534,644
                                             =======          =======

7.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1995, the Partnership had unfunded commitments of $54,000 related to bridge and term note financings.

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------

Liquidity and Capital Resources
- -------------------------------

During the six months ended June 30, 1995, net cash used by operations totaled $180,208. The Partnership paid management fees of $21,733 to the Managing General Partner, reimbursed related parties for operating expenses of $125,606, and paid $9,148 to affiliated partnerships for net loan participations. In addition, other operating expenses of $77,594 were paid. Interest received from secured notes receivable and short-term investments totaled $53,873.

During the quarter ended June 30, 1995, the partnership issued $175,000 in secured notes receivable to portfolio companies in the computers and computer equipment and retail/consumer products industries. Repayments of notes receivable provided cash of $127,576 and proceeds from investment sales totaled $291,725. The Partnership also received $58,575 from investment recoveries. As of June 30, 1995, the Partnership was committed to fund $54,000 related to bridge and term note financings to existing borrowing companies.

All management fees which are due have been paid through June 30, 1995. Management fees are paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeded the total management fee paid.

subsequent to June 30, 1995, the partnership sold 3,812 3Com Corporation common shares for total proceeds of $262,594.

Each June, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any Units tendered is subject to the restrictions stated in the Partnership Agreement. As of June 30, 1995, requests to repurchase approximately 1,000 units had been received. The amount to be offered for the unit repurchases will be determined in the following quarter.

Cash and cash equivalents at June 30, 1995 were $656,350. Distributions will fluctuate in the future based upon loan payoffs received and expected cash needed by the Partnership. Operating cash reserves combined with interest income received on short-term investments, proceeds from investment sales, and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net loss was $308,457 for the three months ended June 30, 1995, compared to a net income of $68,514 for the same period in 1994. The change was substantially due to a $2,523,787 increase in realized losses from investment write-downs and a $300,917 decrease in net realized gain from sales of equity investments. These changes were partially offset by a $2,412,178 increase in the change in net unrealized fair value of equity investments and a $58,575 increase in recoveries from investments previously written off.

Realized losses from investment write-downs totaled $2,958,247 and $434,460 for the three months ended June 30, 1995 and 1994, respectively. Realized losses in 1995 primarily related to equity investments in portfolio companies in the medical and retail/consumer products industries. Realized losses in 1994 primarily related to an equity investment in a portfolio company in the medical industry.

During the quarter ended June 30, 1995, the Partnership recorded a net realized gain of $57,451 primarily related to the non-cash exercise of Primary Access Corporation warrant and the sale of Pinnacle Systems, Inc. During the same period ended June 30, 1994, the net realized gain of $358,368 was mainly from the sale of Micro Decisionware, Inc.

In 1995, the increase in net unrealized fair value of equity investments of $2,650,042 was primarily due to the write-downs of portfolio companies in the medical and retail/consumer product industries as these investments had been reflected with a fair value less than cost. During the quarter ended June 30, 1994, the increase of $237,864 was attributable to the write-down of a portfolio company in the medical industry as this investment had also been reflected with a fair value less than cost.

During the three months ended June 30, 1995, the Partnership recorded a recovery of $58,575 related to a portfolio company in computers and computer equipment industry. No such recovery was recorded during the same period in 1994.

Total operating expenses were $89,199 and $117,389 for the three months ended June 30, 1995 and 1994, respectively. The decrease was mainly attributable to lower administrative and investor services expenses as overall portfolio activities have decreased.

In 1995, the secured notes receivable interest income of $54,024 included nonrecurring warrant income of $45,000 from the Integrated Network Corporation warrant redemption. Secured notes receivable interest income would have been $9,024 without such income, compared to $51,124 during the quarter ended June 30, 1994. The decrease was primarily due to lower interest-bearing notes receivable balances since the Partnership has entered the liquidation stage.

Given the inherent risk associated with the business of the Partnership, the future performance of the borrowing companies may significantly impact the Partnership's future operations.

Current six months compared to corresponding six months in the preceding
- ------------------------------------------------------------------------
year
- ----

Net losses for the six months ended June 30, 1995 and 1994 were $285,043 and $446,304, respectively. The decrease in net loss was primarily attributable to a $3,235,584 increase in the change in net unrealized fair value of equity investments, and a $140,429 decrease in total operating expenses. These changes were mostly offset by a $2,483,818 increase in realized losses from investment write-downs and a $692,000 decrease in the change in net unrealized fair value of secured notes receivable.

During the six months ended June 30, 1995, the increase in net unrealized fair value of equity investments of $2,518,289 was due to the write-down of portfolio companies in medical and retail/consumer product industries as these investments had been reflected with a fair value less than cost. During the same period ended June 30, 1994, the decrease of $717,295 was primarily due to the conversion of notes receivable at fair values lower than cost to equity investments for a portfolio company in the medical industry.

Total operating expenses were $188,969 and $329,398 for the six months ended June 30, 1995 and 1994, respectively. The decrease was mainly attributable to lower lending operations and investment management, and administrative and investor services expenses as overall portfolio activities have decreased. Also, the 1994 amount was higher resulting from additional collection costs for portfolio companies in the medical and microelectronics industries.

Realized losses from investment write-downs were $2,958,247 and $474,429 for the six months ended June 30, 1995 and 1994, respectively. Realized losses in 1995 primarily related to equity investments in portfolio companies in the medical and retail/consumer industries. Realized losses in 1994 primarily related to an equity investment in a portfolio company in the medical industry.

The Partnership recorded a decrease in the fair value of secured notes receivable of $101,000 for the six months ended June 30, 1995 compared to an increase of $591,000 for the same period ended June 30, 1994, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends. The 1994 increases primarily related to the conversion of notes receivable to equity investments as discussed above.

During the six months ended June 30, 1995, the Partnership realized a gain of $318,197 primarily related to the sale of IKOS Systems, Inc. and the non-cash exercise of Primary Access Corporation warrants. In 1994, the realized gain of $358,368 mainly related to the sale of Micro
Decisionware, Inc.

In 1995, secured notes receivable interest income of $71,292 included nonrecurring warrant income of $45,000 as discussed in the above section. The secured notes receivable interest income would have been $26,292 without such income, compared to $109,378 during the six months ended June 30, 1994. The decrease was primarily due to lower interest-bearing notes receivable balances since the Partnership has entered the liquidation stage.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1995.

(b) Financial Data Schedule for the six months ended and as of June 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 11, 1995   By:         /s/Frank R. Pope
                              -----------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer