Form 10-Q
period 1995-09-30
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1995-11-13
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended September 30, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-15766

                TECHNOLOGY FUNDING SECURED INVESTORS I
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            94-2944800
 ------------------------------     ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
---------------------------------------                       --------
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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                        September 30,    December 31,
                                            1995            1994
                                        ------------     ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $903,135 and
  $995,227 in 1995 and 1994,
  respectively)                         $  593,135           760,227
 Equity investments (cost basis
  of $273,783 and $3,196,958 in
  1995 and 1994, respectively)             287,990           915,383
                                         ---------         ---------

   Total investments                       881,125         1,675,610

Cash and cash equivalents                1,013,976           534,644

Other assets                                 9,439            59,984
                                         ---------         ---------

   Total                                $1,904,540         2,270,238
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   31,378            47,221

Due to related parties                         303             1,136

Other liabilities                           61,586            60,320
                                         ---------         ---------

   Total liabilities                        93,267           108,677

Commitments and subsequent events
 (Notes 1, 2, and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of 114,995 and
  115,501 in 1995 and 1994,              2,321,501         4,866,951
  respectively)
 General Partners                         (214,435)         (188,815)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable               (310,000)         (235,000)
   Equity investments                       14,207        (2,281,575)
                                         ---------         ---------

   Total partners' capital               1,811,273         2,161,561
                                         ---------         ---------

   Total                                $1,904,540         2,270,238
                                         =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                             For the Three                      For the Nine
                                             Months Ended                       Months Ended
                                             September 30,                      September 30,
                                      -----------------------------       -------------------------
                                              1995        1994                1995           1994
                                              ----        ----                ----           ----
Income:
 Secured notes receivable interest       $   1,430           6,144          72,722         115,522
 Short-term investment interest             12,774           7,631          31,327          17,169
 Other income                                   --             574              --           2,422
                                           -------       ---------       ---------       ---------
  Total income                              14,204          14,349         104,049         135,113


Costs and expenses:
 Management fees                             9,383          19,357          31,116          59,961
 Operating expenses:
  Lending operations and investment
   management                               19,685          39,857          67,289         165,288
  Administrative and investor
   services                                 35,580          47,017         125,675         189,038
  Computer services                         12,977          19,609          43,236          61,135
  Professional fees                         12,311           9,002          33,322          29,422
                                           -------       ---------       ---------       ---------

   Total operating expenses                 80,553         115,485         269,522         444,883
                                           -------       ---------       ---------       ---------

 Total costs and expenses                   89,936         134,842         300,638         504,844
                                           -------       ---------       ---------       ---------

Net operating loss                         (75,732)       (120,493)       (196,589)       (369,731)

 Net realized gain (loss) from sales
  of equity investments                    221,102          (3,368)        539,299         355,000
 Realized losses from investment
  write-downs                               (5,000)        (46,721)     (2,963,247)       (521,150)
 Recoveries from investments previously
  written off                                   --              --          58,575          45,290
                                           -------       ---------       ---------       ---------

Net realized income (loss)                 140,370        (170,582)     (2,561,962)       (490,591)

 Change in net unrealized
  fair value:
   Secured notes receivable                 26,000        (107,000)        (75,000)        484,000
   Equity investments                     (222,507)     (1,267,572)      2,295,782      (1,984,867)
                                           -------       ---------       ---------       ---------

Net loss                                 $ (56,137)     (1,545,154)       (341,180)     (1,991,458)
                                           =======       =========       =========       =========

Net realized income (loss) per Unit      $       1              (1)            (22)             (4)
                                           =======       =========       =========       =========

See accompanying notes to financial statements.

STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
-------------------------------------------


                                                        Net Unrealized Fair Value
                                                      (Decrease) Increase From Cost
                                                      -----------------------------
                                 Limited     General      Equity    Secured Notes
                                 Partners    Partners   Investments  Receivable     Total
                                 --------    --------   -----------  ----------     -----
Partners' capital,
 December 31, 1994             $ 4,866,951   (188,815)  (2,281,575)  (235,000)  2,161,561

Repurchase of limited
 partnership interests              (9,108)        --           --         --      (9,108)

Net realized loss               (2,536,342)   (25,620)          --         --  (2,561,962)

Change in net unrealized fair
 value:
  Equity investments                    --         --    2,295,782         --   2,295,782
  Secured notes receivable              --         --           --    (75,000)    (75,000)
                                 ---------   --------    ---------   --------    --------

Partners' capital,
 September 30, 1995            $ 2,321,501   (214,435)      14,207   (310,000)  1,811,273
                                 =========    =======    =========    =======   =========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------


                                 For the Nine Months Ended September 30,
                                 --------------------------------------
                                             1995           1994
                                             ----           ----
Cash flows from operating activities:
 Interest and other income received      $   118,348       136,573
 Cash paid to vendors                        (61,421)     (203,991)
 Cash received from affiliated
  partnerships                                 1,300         6,203
 Cash paid to related parties               (209,018)     (403,799)
                                           ---------       -------

  Net cash used by operating activities     (150,791)     (465,014)
                                           ---------       -------

Cash flows from investing activities:
 Secured notes receivable issued            (178,500)     (222,000)
 Repayments of secured notes receivable      202,150       357,171
 Proceeds from sales of equity investments   554,330       418,004
 Recoveries from investments previously
  written off                                 58,575        45,290
 Purchase of equity investments                 (960)      (69,633)
                                           ---------       -------

  Net cash provided by investing activities  635,595       528,832
                                           ---------       -------

Cash flows from financing activities:
 Repurchase of limited partnership interest   (5,472)       (4,620)
                                           ---------       -------

  Net cash used by financing activities       (5,472)       (4,620)
                                           ---------       -------

Net increase in cash and cash equivalents    479,332        59,198

Cash and cash equivalents at beginning
 of year                                     534,644       568,130
                                           ---------       -------

Cash and cash equivalents at
 September 30                            $ 1,013,976       627,328
                                           =========       =======


See accompanying notes to financial statements.

-----------------------------------------------

                                 For the Nine Months Ended September 30,
                                 --------------------------------------
                                           1995             1994
                                           ----             ----
Reconciliation of net loss
 to net cash used by
 operating activities:

Net loss                                $  (341,180)       (1,991,458)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Net realized gain from
   sales of equity investments             (539,299)         (355,000)
  Recoveries from investments
   previously written off                   (58,575)          (45,290)
  Realized losses from investment
   write-downs                            2,963,247           521,150
  Change in net unrealized fair value:
   Secured notes receivable                  75,000          (484,000)
   Equity investments                    (2,295,782)        1,984,867
  Amortization of discount related
   to warrants                               (3,583)             (928)

Changes in:
  Other assets                               49,245          (107,898)
  Other, net                                    136            13,543
                                          ---------         ---------

Net cash used by operating activities   $  (150,791)         (465,014)
                                          =========         =========

Non-cash investing activities:

Conversion of secured notes
 receivable to equity investments       $        --         2,082,107
                                          =========         =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of September 30, 1995 and December 31, 1994 and the related Statement of Partners' Capital for the nine months ended September 30, 1995, Statements of Operations for the three and nine months ended September 30, 1995 and 1994, and Statements of Cash Flows for the nine months ended September 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through September 30, 1995 supplement those included in the Annual Report on Form 10-K. Certain 1994 balances have been reclassified to conform with the 1995 financial statement presentation. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

Withdrawal of Capital
---------------------

Each June, beginning June 1987, Limited Partners may tender their Units for repurchase by the Partnership. The amount available in any year to repurchase tendered Units is limited to 10% of the aggregate principal repayments received by the Partnership during the preceding calendar year on notes to borrowing companies. The price paid for any Units tendered is subject to the restrictions stated in the Partnership Agreement. As of September 30, 1995, 304 Units were repurchased for $5,472 with an accrual of $3,636 for the remaining 202 Units to be repurchased.

Special Withdrawal Option
-------------------------

Subsequent to quarter end, the General Partners elected to offer Limited Partners with an initial investment of $2,000 held in an Individual Retirement or Keogh Account the option to tender their Units for repurchase by the Partnership. This election is being made as annual account maintenance fees may be greater than the current value of the investment. The price to be paid for the Units tendered under this offer is subject to the restrictions stated in the Partnership Agreement and will be determined at a later date. Such withdrawals should be completed before year end and are not expected to materially affect the Partnership assets.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1995 and 1994 were as follows:


                                                1995         1994
                                                ----         ----

Management fees                               $ 31,116      59,961

Reimbursable operating expenses                176,643     308,525


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner, and are adjusted to actual costs periodically. At September 30, 1995, due from related parties totaled $123 compared to due to related parties of $1,136 at December 31, 1994 which related to reimbursable operating expenses. These amounts were received or paid in the respective subsequent quarters.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable granted to nonaffiliated borrowing companies. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At September 30, 1995, due to affiliated partnerships was $426 (included in "due to related parties"), compared to due from affiliated partnerships of $1,300 (included in "other assets") at December 31, 1994. These amounts were paid to or received from such affiliated partnerships in the following respective quarters.

3.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding for the nine months ended September 30, 1995 and 1994 of 115,445 and 116,008, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 are included in the 1994 Annual Report. Activity from January 1 through September 30, 1995 consisted of




                                                              January 1 -
                                                          September 30, 1995
                                                          ------------------
                       Investment                         Cost          Fair
Industry/Company           Date          Position         Basis         Value
----------------       ----------        --------         -----         -----


Balance at January 1, 1995                            $ 3,196,958      915,383
                                                        ---------      -------

Significant Changes:

WARRANTS:

Computers and Computer Equipment
--------------------------------
Censtor Corporation        02/91       78,438 Common
                                       shares at $.29;
                                       exercised 05/95    (15,000)    (173,191)
Pinnacle Systems, Inc.     05/90       2,083 Common
                                       shares at $8.00;
                                       exercised 02/95     (2,500)     (14,164)

Telecommunications
------------------
Integrated Network         06/91       2,941 Common
 Corporation                           shares at $17.00;
                                       expiring 06/96      (5,000)     (49,997)
Primary Access             10/90-      21,900 Common
 Corporation               04/91       shares at $2.25;
                                       exercised 06/95     (5,500)      (5,500)
STOCKS:

Computers and Computer Equipment
--------------------------------
Censtor Corporation        06/95       21,178 Common
                                       shares              11,179       11,179

Electronic Design Automation
----------------------------
IKOS Systems, Inc.         07/90       84,765 Common
                                       shares             (23,613)    (162,155)

Industrial/Business Automation
------------------------------
Cyclean, Inc.              01/95       19,646 Series D
                                       Preferred
                                       shares              54,812       54,812
Cyclean of                 03/95       Class A LLC Unit -
 Los Angeles, LLC                      11% ownership        2,816        2,816

Medical
-------
Hemocleanse, Inc.          03/95       20,999 Common
                                       shares              19,320       19,320
Resonex Holding            02/94       22,804 Common
 Corporation                           shares          (1,682,507)           0

Retail/Consumer Products
------------------------
S-Tron                     05/93       3,237,000 Series
                                       1 & 2 Preferred
                                       shares            (880,740)    (191,473)
S-Tron                     05/93       Subordinated
                                       note (1) $390,000
                                       principal amount  (392,015)    (130,316)

Telecommunications
------------------
3Com Corporation           06/95       424 Common
                                       shares in
                                       escrow               4,612       19,443
                                                        ---------      -------

Total significant changes during
 the nine months ended September 30, 1995              (2,914,136)    (619,226)

Other changes, net                                         (9,039)      (8,167)
                                                        ---------      -------

Total equity investments at September 30, 1995        $   273,783      287,990
                                                        =========      =======

(1) Subordinated note includes accrued interest.  The interest rate on the subordinated note was 6%.
</TABLE



Marketable Equity Securities
----------------------------

At September 30, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $4,612 and $26,113, respectively, and aggregate market values of $19,843 and $176,319, respectively. The unrealized gains at September 30, 1995 and December 31, 1994 included gross gains of $15,231 and $150,206, respectively.

Censtor Corporation
-------------------

In May 1995, the Partnership exercised its warrant without cash and received 21,178 common shares. The recorded common share cost basis was $11,179, which is net of a realized loss.

Cyclean, Inc./Cyclean of Los Angeles, LLC
-----------------------------------------

In January 1995, the Partnership obtained the right to receive 26,195
Series D Preferred shares with a twelve month vesting schedule in exchange for a one year maturity date extension of secured notes receivable. At September 30, 1995, 19,646 shares were fully vested with a recorded cost basis and fair value of $54,812.

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

Integrated Network Corporation
------------------------------

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

Primary Access Corporation/3Com Corporation
-------------------------------------------

In June 1995, Primary Access Corporation ("Primary Access") was acquired by 3Com Corporation ("3Com"), a public company. Immediately prior to the acquisition, the Partnership exercised its Primary Access common warrant holdings without cash and received 12,686 shares of Primary
Access common stock with a cost basis of $46,116, which reflects a realized gain of $40,616 and a warrant cost basis of $5,500. Upon the acquisition, these shares were then exchanged for 4,236 3Com common shares, of which 3,812 shares were sold for total proceeds of $262,606 and a realized gain of $221,102 in July 1995. The remaining 424 shares are held in an escrow account until March 21, 1996 to indemnify 3Com for any loss it may incur as a result of any contractual breach of the merger agreement by Primary Access. The Partnership recorded an increase in the change in fair value of $14,831 to reflect the above transactions and the market value at September 30, 1995.

Resonex Holding Corporation
----------------------------

Resonex Holding Corporation has licensed certain technologies and is currently obtaining additional bids from other potential licensees. The company will wind down its operations by year end. Based on the opinion of the Managing General Partner, there has been a decline in Partnership's investment value and accordingly, the common stock cost basis of $1,682,507 was written off.

S-Tron
------

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

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1995 through September 30, 1995 consisted of:




Balance at January 1, 1995                          $ 760,227

1995 activity:

Secured notes receivable issued                       178,500
Repayment of secured notes receivable                (202,150)
Change in interest receivable                         (13,727)
Increase in allowance for loan losses                 (75,000)
Increase in unamortized
 discount related to warrants                         (54,715)
                                                      -------

Total secured notes receivable, net,
 at September 30, 1995                              $ 593,135
                                                      =======


The Partnership had accrued interest of $362 and $14,089 at September 30, 1995 and December 31, 1994, respectively.

Changes in the allowance for loan losses were as follows:



Balance at January 1, 1995                           $235,000
                                                      -------

Provision for loan losses                              16,425

Recoveries of previous write-offs:
 Computers and computer equipment                      58,575
                                                      -------

   Total recoveries                                    58,575
                                                      -------

Change in net unrealized fair value
 of secured notes receivable                           75,000
                                                      -------

Balance at September 30, 1995                        $310,000
                                                      =======


The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

Notes aggregating $991,450 and $782,274 were on nonaccrual status due to uncertainties in the financial condition of borrowing companies at September 30, 1995 and December 31, 1994, respectively. The Managing General Partner continues to monitor the progress of companies with nonaccrual notes. The fair value at September 30, 1995 reflected the Managing General Partner's estimate of collectibility of these notes.

All notes are secured by specific assets of the borrowing company. The interest rates on notes issued during the nine months ended September 30, 1995 ranged from 10% to 14%.

6.     Cash and Cash Equivalents
       -------------------------

At September 30, 1995 and December 31, 1994, cash and cash equivalents consisted of:


                                              1995              1994
                                              ----              ----

Demand and brokerage accounts               $       --          1,994
Money market accounts                        1,013,976        532,650
                                             ---------        -------

     Total                                  $1,013,976        534,644
                                             =========        =======


7.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1995, the Partnership had unfunded commitments of $50,500 related to bridge and term note financings.

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1995, net cash used by operating activities totaled $150,791. The Partnership paid management fees of $31,116 to the Managing General Partner, reimbursed related parties for operating expenses of $177,902, and received $1,300 from affiliated partnerships for net loan participations. In addition, other operating expenses of $61,421 were paid. Interest received from secured notes receivable and short-term investments totaled $118,348.

During the nine months ended September 30, 1995, the Partnership issued $178,500 in secured notes receivable to portfolio companies in the computers and computer equipment, and retail/consumer products industries. Repayments of notes receivable provided cash of $202,150 and proceeds from investment sales totaled $554,330. The Partnership also received $58,575 from investment recoveries. As of September 30, 1995, the Partnership was committed to fund $50,500 related to bridge and term note financings to existing borrowing companies.

All management fees which are due have been paid through September 30, 1995. Management fees are paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeded the total management fee paid.

Each June, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any Units tendered is subject to the restrictions stated in the Partnership Agreement. As of September 30, 1995, $5,472 was paid for 304 Units repurchased by the Partnership, with an accrual of $3,636 for an additional 202 Units to be repurchased. Also, as disclosed in Note 1, a special withdrawal option was extended to Limited Partners which should not materially affect Partnership assets.

Cash and cash equivalents at September 30, 1995 were $1,013,976. Distributions will fluctuate in the future based upon loan payoffs received and expected cash needed by the Partnership. Operating cash reserves combined with interest income received on short-term investments, proceeds from investment sales, and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $56,137 and $1,545,154 for the three months ended September 30, 1995 and 1994, respectively. The change was primarily due to a $1,045,065 increase in the change in net unrealized fair value of equity investments, a $224,470 increase in net realized gain from sales of equity investments, and a $133,000 increase in the change in net unrealized fair value of secured notes receivable.

During the quarter ended September 30, 1995, the $222,507 decrease in the fair value of equity investments was primarily due to sales of 3Com Corporation as gains were realized. In 1994, the decrease of $1,267,572 was primarily due to a portfolio company in the medical industry.

During the three months ended September 30, 1995, the Partnership recorded a net realized gain of $221,102 related to the sale of 3Com Corporation. In 1994, a net realized loss of $3,368 was recorded.

The Partnership recorded an increase in the fair value of secured notes receivable of $26,000 for the quarter ended September 30, 1995, compared to a decrease of $107,000 for the same period in 1994, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends.

A realized loss from investment write-downs of $5,000 was recorded during the third quarter of 1995. The loss of $46,271 recorded in the same period in 1994 mostly related a portfolio company in the industrial/business automation industry.

Total operating expenses were $80,553 and $115,485 for the three months ended September 30, 1995 and 1994, respectively. The decrease was primarily attributable to lower lending operations and investment management, and administrative and investor services expenses from lower overall portfolio activity.

Given the inherent risk associated with the business of the Partnership, the future performance of the borrowing companies may significantly impact the Partnership's future operations.

Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net losses for the nine months ended September 30, 1995 and 1994 were $341,180 and $1,991,458, respectively. The decrease in net loss was primarily attributable to a $4,280,649 increase in the change in net unrealized fair value of equity investments, partially offset by a $2,442,097 increase in the realized losses from investment write-downs and a $559,000 decrease in the change in the net unrealized fair value of secured notes receivable.

During the nine months ended September 30, 1995, the increase in net unrealized fair value of equity investments of $2,295,782 was due to the write-down of portfolio companies in the medical and retail/consumer product industries as these investments had been reflected with a fair value less than cost. During the same period in 1994, the decrease of $1,984,867 was primarily due to the conversion of notes receivable to equity investments at fair values lower than cost for a portfolio company in the medical industry.

Realized losses from investment write-downs were $2,963,247 and $521,150 for the nine months ended September 30, 1995 and 1994, respectively. Realized losses in 1995 primarily related to equity investments in portfolio companies in the medical and retail/consumer industries. Realized losses in 1994 primarily related to an equity investment in a portfolio company in the medical industry.

The Partnership recorded a decrease in the fair value of secured notes receivable of $75,000 in 1995, compared to an increase of $484,000 in 1994, based upon the levels of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends. The 1994 increase primarily related to the conversion of notes receivable to equity investments as discussed above.

During the nine months ended September 30, 1995, the Partnership recorded a net realized gain of $539,299 mainly from the sale of equity investments in IKOS Systems, Inc. and 3Com Corporation. The $355,000 net realized gain recorded in 1994 was mainly from the sale of equity investments in Micro Decisionware, Inc.

Total operating expenses were $269,522 and $444,883 for the nine months ended September 30, 1995 and 1994, respectively. The decrease was primarily due to lower lending operations and investment management expenses, and administrative and investor services expenses from reduced overall portfolio activities.


II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1995.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 10, 1995 By:         /s/Frank R. Pope
                              -----------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer