Form 10-K
period 1995-12-31
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1996-03-25
CIK 764062

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-15766

                TECHNOLOGY FUNDING SECURED INVESTORS I
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            94-2944800
-------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
---------------------------------------                       --------
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

Documents incorporated by reference: Portions of the Prospectus dated May 5, 1986 forming a part of Registration Statement No. 2-96022 under the Securities Act of 1933 are incorporated by reference in Parts I and III, hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993 Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992, is incorporated by reference in Part III hereof.

                                   PART I

Item 1.  BUSINESS
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

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1995.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1995, there were 5,997 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's
Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------


                                        For the Years Ended and As of December 31,
                           -----------------------------------------------------------------
                              1995         1994           1993         1992          1991
                              ----         ----           ----         ----          ----
Total income               $   188,104      156,925       376,496    1,312,184     1,967,331
Net operating (loss)
 income                       (791,505)    (446,132)     (409,865)      94,594       593,337
Net realized gain from sales
 of equity investments         540,349      355,016            --      743,567       356,970
Realized losses from
 investment write-downs     (2,988,395)    (514,251)   (5,320,352)    (715,875)     (813,259)
Recovery from investments
 previously written off             --       45,290        80,357           --        89,010
Net realized (loss)
 income                     (3,239,551)    (560,077)   (5,649,860)     122,286       226,058
Change in net unrealized
 fair value:
  Equity investments         2,389,463   (2,127,420)    2,295,838   (2,959,810)     (142,460)
  Secured notes receivable     (20,000)     549,000       660,000     (654,696)       81,984
Net (loss) income             (870,088)  (2,138,497)   (2,694,022)  (3,492,220)      165,582
Net realized (loss)
 income per Unit                   (28)          (5)          (48)           1             2
Total assets                 1,900,971    2,270,238     4,424,424    8,768,510    15,408,327
Distributions declared              --           --      (900,092)  (2,700,080)   (2,602,793)



Refer to financial statement notes entitled "Summary of Significant Accounting Policies" and "Allocation of Profits and
Losses" for a description of the method of calculation of net realized (loss) income per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Liquidity and Capital Resources
-------------------------------

In 1995, net cash used by operating activities totaled $155,533. The Partnership paid management fees of $40,172 to the Managing General Partner and reimbursed related parties for operating expenses of $226,345, and paid $2,677 to affiliated partnerships for net loan participations. In addition, other operating expenses of $77,921 were paid. Interest income of $191,582 was received for secured notes receivable and short-term investments.

In 1995, the Partnership issued $193,000 in secured notes receivable primarily to portfolio companies in the computers and computer equipment industry. Repayments of notes receivable provided cash of $279,748 and sales of equity investments provided cash of $556,341. As of December 31, 1995, the Partnership was committed to fund an additional $86,000 on term note financings to existing borrowing companies.

During 1995, Photon Dynamics and Celeritek, Inc. completed their initial public offerings("IPOs"). Hybridon, Inc. completed its IPO in early 1996. Although the Partnership's investments are subject to certain selling restrictions, these IPOs indicate future liquidity.

All management fees which are due have been paid through December 31, 1995. Management fees are paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equities plus the aggregate fair market value of any equity securities distributed to the partners exceeded total management fees payable pursuant to the Partnership Agreement.

Beginning in 1991, the Partnership entered the liquidation stage and began to distribute its available cash. The Partnership has distributed a major portion of its available cash and is now at the stage in its liquidation process where distributions are primarily dependent on loan repayments from borrowing companies. Distributions will fluctuate in the future based upon loan repayments received by the Partnership.

Cash and cash equivalents at December 31, 1995 were $941,985. Operating cash reserves combined with interest income received on short-term investments, proceeds from sales of equity investments and repayments of secured notes receivable are expected to be sufficient to fund the Partnership operations through the next twelve months.

Results of Operations
---------------------

1995 compared to 1994
---------------------

Net losses for 1995 and 1994 were $870,088 and $2,138,497,
respectively. The decrease in net loss was primarily attributable to a $4,516,883 increase in the change in net unrealized fair value of equity investments and a $185,333 increase in net realized gain from sales of equity investments. These changes were partially offset by a $2,474,144 increase in realized losses from investment write-downs, a $569,000 decrease in the change in the net unrealized fair value of secured notes receivable, and a $407,884 increase in total operating expenses.

In 1995, the increase in net unrealized fair value of equity investments of $2,389,463 was mostly due to the reversal of unrealized losses, which were realized from investment write-downs for portfolio companies in the medical and retail/consumer product industries. Realized losses from investment write-downs were $2,988,395 and $514,251 in 1995 and 1994, respectively; the
1994 write-downs primarily related to an equity investment in the medical industry. During the same period in 1994, the decrease in fair value of $2,127,420 was primarily due to the conversion of notes receivable to equity investments at fair values lower than cost for a portfolio company in the medical industry.

During 1995, the Partnership recorded a net realized gain of $540,349 primarily from the sale of IKOS Systems, Inc. and 3Com
Corporation. The $355,016 net realized gain recorded in 1994 was mainly from the sale of Micro Decisionware, Inc.

The Partnership recorded a decrease in the fair value of secured notes receivable of $20,000 in 1995, compared to an increase of $549,000 in 1994, based upon the levels of loan loss reserves deemed adequate by the Managing General Partner at the respective year ends. The 1994 increase primarily related to the conversion of notes receivable to equity investments as discussed above.

Total operating expenses were $939,437 and $531,553 in 1995 and 1994, respectively. As discussed in Note 3 to the financial statements, the 1995 operating expenses included additional administrative and investor services expenses of $598,415. Had these expenses been recorded in prior years, the 1995 and 1994 total operating expenses would have been $379,013 and $572,326, respectively. The decrease was primarily due to lower lending operations and investment management expenses, and administrative and investor services expenses from reduced overall portfolio activities.

There is no established source of market value information for the Partnership's portfolio of equity investments and secured notes receivable. The value of the portfolio has been estimated by the Managing General Partner in the absence of readily ascertainable market values. Although secured notes receivable are secured by specific assets of the borrowing company, due to the inherent uncertainty of valuation, estimated values may differ significantly from the values that would have been used had a ready market of the investment existed. The difference could be material.

Given the inherent risk associated with the business of the Partnership, the future performance of portfolio company investments may significantly impact future operations.

1994 compared to 1993
---------------------

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

Total operating expenses were $531,553 in 1994 compared to $645,608 in 1993. As discussed above, had the additional expenses in 1995 been recorded in prior years, total operating expenses would have been $572,326 and $690,847 for 1994 and 1993, respectively. The decrease was primarily due to lower administrative and investor services, and lending operations and investment management expenses from reduced overall portfolio activities.

In 1994, a decrease in the net unrealized fair value of equity investments of $2,127,420 was primarily due to a portfolio company in the medical industry. In 1993, the $2,295,838 increase was primarily due to the reversal of unrealized losses, which were realized from the write-down of one portfolio company in the computers and computer equipment industry.

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

The Partnership also incurred management fees of $71,504 and $140,753 during 1994 and 1993, respectively. As management fees are computed on assets under management, the decrease was consistent with the decrease in such assets.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in Item
14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
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

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1995, the Partnership incurred $40,172 in management fees. The management fees are designed to compensate the General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1995. General Partner Overhead includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the General Partners in performing their obligations to the Partnership.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

The Registrant, or its investee companies, have engaged in no transactions with the General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Prospectus.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
FORM 8-K
--------

(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1995 and 1994
Statements of Operations for the years ended
December 31, 1995, 1994 and 1993
Statements of Partners' Capital for the years ended
December 31, 1995, 1994 and 1993
Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993
Notes to Financial Statements

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1995.

(c) Financial Data Schedule for the year ended and as of December 31, 1995 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


The Partners
Technology Funding Secured Investors I:


We have audited the accompanying balance sheets of Technology Funding Secured Investors I (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain loans and securities owned, by correspondence with the individual borrowing and investee companies, and a physical examination of securities held by a safeguarding agent as of December 31, 1995 and 1994. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Secured Investors I as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



San Francisco, California
March 22, 1996                                      KPMG Peat Marwick LLP

BALANCE SHEETS
--------------


                                                  December 31,
                                       -------------------------------
                                            1995               1994
                                            ----               ----
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $832,586 and
  $995,227 in 1995 and 1994,
  respectively)                         $  577,586           760,227
 Equity investments (cost basis
  of $265,947 and $3,196,958 in
  1995 and 1994, respectively)             373,835           915,383
                                         ---------         ---------

     Total investments                     951,421         1,675,610

Cash and cash equivalents                  941,985           534,644

Other assets                                 7,565            59,984
                                         ---------         ---------

     Total                              $1,900,971         2,270,238
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   30,700            47,221

Due to related parties                     420,507             1,136

Other liabilities                           59,181            60,320
                                         ---------         ---------

     Total liabilities                     510,388           108,677

Commitments
 (Notes 3, 8, and 9)

Partners' capital:
 Limited Partners
   (Units outstanding of 111,101 and
   115,501 in 1995 and 1994,
   respectively)                         1,580,542         4,866,951
 General Partners                          (42,847)         (188,815)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable               (255,000)         (235,000)
   Equity investments                      107,888        (2,281,575)
                                         ---------         ---------

     Total partners' capital             1,390,583         2,161,561
                                         ---------         ---------

    Total                               $1,900,971         2,270,238
                                         =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------


                                      For the Years Ended December 31,
                                   -------------------------------------
                                       1995         1994         1993
                                       ----         ----         ----

Income:
 Secured notes receivable
  interest                        $   142,791      130,413       347,864
 Short-term investment interest        45,313       24,090        14,949
 Other income                              --        2,422        13,683
                                    ---------    ---------     ---------
  Total income                        188,104      156,925       376,496

Costs and expenses:
 Management fees                       40,172       71,504       140,753
 Operating expenses:
   Administrative and investor
    services                          755,568      236,113       296,864
   Lending operations and
    investment management              84,203      184,121       216,478
   Computer services                   57,297       74,974        88,962
   Professional fees                   42,369       36,345        43,304
                                    ---------    ---------     ---------

   Total operating expenses           939,437      531,553       645,608
                                    ---------    ---------     ---------

 Total costs and expenses             979,609      603,057       786,361
                                    ---------    ---------     ---------

Net operating loss                   (791,505)    (446,132)     (409,865)

 Net realized gain from sales of
  equity investments                  540,349      355,016            --
 Realized losses from
  investment write-downs           (2,988,395)    (514,251)   (5,320,352)
 Recovery from investments
  previously written off                   --       45,290        80,357
                                    ---------    ---------     ---------
Net realized loss                  (3,239,551)    (560,077)   (5,649,860)

 Change in net unrealized
  fair value:
   Equity investments               2,389,463   (2,127,420)    2,295,838
   Secured notes receivable           (20,000)     549,000       660,000
                                    ---------    ---------     ---------

Net loss                          $  (870,088)  (2,138,497)   (2,694,022)
                                    =========    =========     =========

Net realized loss
   per Unit                       $       (28)          (5)          (48)
                                    =========    =========     =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1995, 1994 and 1993:

                                                         Net Unrealized Fair Value
                                                       Increase (Decrease) From Cost
                                                       -----------------------------
                                   Limited      General      Equity   Secured Notes
                                  Partners     Partners    Investments  Receivable    Total
                                  --------     --------    -----------  ----------    -----
Partners' capital,
 December 31, 1992               $11,992,168  (117,714)  (2,449,993) (1,444,000)   7,980,461

Distributions                       (891,091)   (9,001)          --          --     (900,092)

Repurchase of limited
 partnership interests               (68,544)       --           --          --      (68,544)

Net realized loss                 (5,593,361)  (56,499)          --          --   (5,649,860)

Change in net unrealized fair
 value:
  Equity investments                      --        --    2,295,838          --    2,295,838
  Secured notes receivable                --        --           --     660,000      660,000
                                  ----------   -------    ---------   ---------   ----------

Partners' capital,
 December 31, 1993                 5,439,172  (183,214)    (154,155)   (784,000)   4,317,803

Repurchase of limited
 partnership interests               (17,745)       --           --          --      (17,745)

Net realized loss                   (554,476)   (5,601)          --          --     (560,077)

Change in net unrealized fair
 value:
  Equity investments                      --        --   (2,127,420)         --   (2,127,420)
  Secured notes receivable                --        --           --     549,000      549,000
                                  ----------   -------    ---------   ---------   ----------

Partners' capital,
 December 31, 1994                 4,866,951  (188,815)  (2,281,575)   (235,000)   2,161,561

General Partner capital
 contribution                             --   178,364           --          --      178,364

Repurchase of limited
 partnership interests               (79,254)       --           --          --      (79,254)

Net realized loss                 (3,207,155)  (32,396)          --          --   (3,239,551)

Change in net unrealized fair
 value:
  Equity investments                      --        --    2,389,463          --    2,389,463
  Secured notes receivable                --        --           --     (20,000)     (20,000)
                                  ----------   -------    ---------   ---------   ----------

Partners' capital,
 December 31, 1995               $ 1,580,542   (42,847)     107,888    (255,000)   1,390,583
                                  ==========   =======    =========   =========   ==========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                    For the Years Ended December 31,
                                  ------------------------------------
                                       1995       1994         1993
                                       ----       ----         ----

Cash flows from operating
 activities:
 Interest received                $ 191,582       180,083      456,558
 Cash paid to vendors               (77,921)     (198,895)    (240,228)
 Cash paid to related parties      (266,517)     (445,321)    (596,881)
 Cash paid to affiliated
  partnerships                       (2,677)       (5,058)    (129,265)
                                    -------     ---------    ---------
    Net cash used by
     operating activities          (155,533)     (469,191)    (509,816)
                                    -------     ---------    ---------

Cash flows from investing
  activities:
 Secured notes receivable issued   (193,000)     (347,000)  (1,916,949)
 Repayments of secured notes
  receivable                        279,748       406,773    3,155,060
 Repayment from other investments        --            --      134,990
 Proceeds from sales of equity
  investments                       556,341       418,020           --
 Recovery from investments
  previously written off                 --        45,290       80,357
 Purchase of equity investments        (961)      (69,633)    (112,801)
                                    -------     ---------    ---------

  Net cash provided by investing
   activities                       642,128       453,450    1,340,657
                                    -------     ---------    ---------

Cash flows from financing
  activities:
 Repurchase of limited
  partnership interests             (79,254)      (17,745)     (68,544)
 Distributions to Limited and
  General Partners                       --            --   (1,401,210)
                                    -------     ---------    ---------

  Net cash used by financing
   activities                       (79,254)      (17,745)  (1,469,754)
                                    -------     ---------    ---------

Net increase (decrease) in
 cash and cash equivalents          407,341       (33,486)    (638,913)

Cash and cash equivalents at
 beginning of year                  534,644       568,130    1,207,043
                                    -------     ---------    ---------

Cash and cash equivalents at
 end of year                      $ 941,985       534,644      568,130
                                    =======     =========    =========

See accompanying notes to financial statements.

-----------------------------------

                                      For the Years Ended December 31,
                                   ------------------------------------
                                     1995            1994          1993
                                     ----            ----          ----
Reconciliation of net loss
 to net cash used by
 operating activities:

Net loss                          $  (870,088)   (2,138,497) (2,694,022)

Adjustments to reconcile net
 loss to net cash used
  by operating activities:
  Net realized gain from sales of
   equity investments                (540,349)     (355,016)         --
  Amortization of discount
   related to warrants                (14,766)       (1,042)    (21,727)
  Realized losses from investment
   write-downs                      2,988,395       514,251   5,320,352
  Recovery from investments
   previously written off                  --       (45,290)    (80,357)
  Change in net unrealized
   fair value:
    Equity investments             (2,389,463)    2,127,420  (2,295,838)
    Secured notes receivable           20,000      (549,000)   (660,000)

Changes in:
  Accrued interest on secured and
   convertible notes receivable        13,244        24,200     101,789
  Other assets                         55,096       (46,973)        297
  Accounts payable and accrued
   expenses                           (16,521)        4,571     (15,867)
  Due to related parties              597,735        (2,773)    (41,308)
  Due to/from affiliated
   partnerships                        (2,677)       (5,058)   (129,265)
  Other liabilities                    (1,139)        4,016       6,130
  Other, net                            5,000            --          --
                                    ---------     ---------   ---------

Net cash used by
  by operating activities         $  (155,533)     (469,191)   (509,816)
                                    =========     =========   =========

Non-cash investing activities:

Additions to equity investments   $    73,085        51,706       1,400
                                    =========     =========   =========

Conversion of secured notes
 receivable to equity investments $     2,816     2,082,107   1,270,740
                                    =========     =========   =========

Non-cash exercise of warrants     $    63,330        15,378          --
                                    =========     =========   =========

Non-cash financing activities:

General Partner capital
 contribution (see Note 3)        $   178,364            --          --
                                    =========     =========   =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.     Summary of Significant Accounting Policies
       ------------------------------------------

Organization
------------

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

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include non-marketable investments of $806,289 and $1,499,291 (58% and 69% of partners' capital) as of December 31, 1995 and 1994, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material. In addition, for certain publicly traded investments that may not be marketable due to selling restrictions, the Managing General Partner has applied an illiquidity discount of 25% in determining fair value as mentioned below.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts, accounts maintained with brokers, commercial paper and money market instruments and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The Partnership's total tax basis in investments was higher than the reported total cost basis of $1,098,533 by $3,991,650 as of December 31, 1995.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding for the years ended December 31, 1995, 1994 and 1993, of 115,009, 115,883 and 116,824, respectively, into the total net realized income (loss) allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of the total Limited Partner capital contributions and did not receive any Partnership Units.

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

Other equity investments, which are not publicly traded, are generally valued utilizing pricing obtained from the most recent round of third party financings. Valuation is estimated quarterly by the Managing General Partner. Included in equity investments are convertible and subordinated notes receivable as repayment of these notes generally occur through conversion into equity investments.

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

Non-cash Exercise of Warrants
-----------------------------

Periodically, the Partnership may acquire stock through the non-cash exercise of warrants. During 1995 and 1994, net realized gain resulting from the non-cash exercise of warrants totaled $63,330 and $15,378, respectively. This amount is included in net realized gain from sale of equity investments. There was no such gain in 1993.

Distributions
-------------

Distributions made to the Limited Partners are made among such partners in the proportion their respective capital accounts bear to the total of all capital accounts of the group. Future distributions will be dependent upon loan repayments from borrowing companies and available cash. Unnegotiated distribution checks, if any, after a reasonable amount of time, are recorded as other liabilities on the Balance Sheets.

2.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the Partnership's accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

                                     For the Years Ended December 31,
                                     ---------------------------------
                                       1995         1994        1993
                                       ----         ----        ----
Increase in fair value from cost
 of marketable equity securities  $    66,287     150,206      148,564

Increase (decrease) in fair value
 from cost of non-marketable
 equity securities                     41,601  (2,431,781)    (302,719)
                                    ---------   ---------    ---------

Net unrealized fair value
 increase (decrease) from cost
 at end of year                       107,888  (2,281,575)    (154,155)

Net unrealized fair value
 decrease from cost at
 beginning of year                 (2,281,575)   (154,155)  (2,449,993)
                                    ---------   ---------    ---------

Change in net unrealized
 fair value of equity
 investments                      $ 2,389,463  (2,127,420)   2,295,838
                                    =========   =========    =========

3.     Related Party Transactions
       --------------------------

Included in costs and expenses are related party costs as follows:

                                     For the Years Ended December 31,
                                   -----------------------------------
                                    1995           1994          1993
                                    ----           ----          ----

Management fees                   $ 40,172        71,504       140,753
Reimbursable operating expenses:
 Administrative and investor
  services                         724,250       190,587       202,979
 Lending operations and
  investment management             42,533       105,483       122,879
 Computer services                  57,297        74,974        88,962

Management fees, payable quarterly, are equal to one-half of one percent of Partnership assets under management. Management fees compensate the Managing General Partner solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation, management, and progress of Partnership loans to borrowing companies and its portfolio of warrants and capital stock of borrowing companies, as well as for the general administration of the Partnership. Currently, management fees are only paid to the extent that the aggregate amount of all proceeds (including warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equities plus the aggregate fair market value of any equity securities distributed to the partners exceeds the total management fee payable.

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services and computer services. At December 31, 1995 and 1994, due to related parties for such expenses were $420,507 and $1,136, respectively. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partner determined that it had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services costs of $598,415, which were not previously recognized by the Partnership. This charge consisted of $37,991, $40,773, $45,239 and $474,412 related to 1995, 1994, 1993 and prior years, respectively. If this charge had been recorded in prior years, total operating expenses would have been $379,013, $572,326, and $690,847 for 1995, 1994, and
1993, respectively. At December 31, 1995, $178,364 of the $598,415 was recorded as a General Partner capital contribution to eliminate the General Partner tax capital account deficit.

Under the terms of a computer support agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

Within the normal course of business, the Partnership participates in secured notes receivable granted to non-affiliated borrowing companies by affiliated partnerships which are also managed by the General Partners. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At December 31, 1995 and 1994, due from affiliated partnerships, included in other assets, were $3,977 and $1,300, respectively.

In order to increase the future investment returns from several portfolio companies, the Partnership has contracted directly with Affiliates of the General Partners or the General Partners as provided in Article 3 sections 3.02(d) and 3.06. These agreements generally provide for the Partnership to make current payment of the direct expenses of the Affiliate or the General Partners related to such recovery efforts as well as a performance incentive payment based on the amount of incremental recovery less expenses previously paid, which expenses will be returned to the Partnership from recoveries. The General Partners have agreed to waive any profit interest payable pursuant to Article 8
Section 8.02(b) attributable to any recoveries from the portfolio companies subject to these separate written agreements. These agreements are subject to review by legal counsel for the Partnership and may be modified to assure conformity with the terms of the Partnership's Amended and Restated Limited Partnership Agreement. Consistent with note participations as discussed above, the agreements provide for a pro-rata payment of expenses and incentive payments and a pro-rata participation in the results of recovery efforts.

In 1995, 1994, and 1993 TFL had a sublease rental agreement with a Partnership portfolio company in the computers and computer equipment industry. The terms of this agreement were similar to those which would apply to an unrelated party. This agreement was terminated in the fourth quarter of 1995.

4.     Allocation of Profits and Losses
       --------------------------------

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

5.     Equity Investments
       ------------------

At December 31, 1995 and December 31, 1994, equity investments consisted of:





                                                   December 31, 1995      December 31, 1994
                                                   -----------------      -----------------
                    Investment                     Cost        Fair        Cost         Fair
Industry/Company       Date      Position          Basis       Value       Basis       Value
----------------    ----------   --------          -----       -----       -----       -----
WARRANTS:

Biotechnology
-------------
Biocircuits          01/91       2,500 Common
                                 shares at $8.00;
                                 expiring 01/96    $      0         300           0          0
Hybridon, Inc.       03/91       3,572 Common
                                 shares at $3.50;
                                 expiring 03/97       1,250      16,074       1,250     16,074

Computers and Computer Equipment
--------------------------------
Censtor Corporation  02/91       78,438 Common
                                 shares at $.29;
                                 exercised 05/95         --          --      15,000    173,191
MARCorp              05/92       842,213 Series B
                                 Preferred shares
                                 at $1.00; expiring
                                 05/97                   --          --           0          0
Pinnacle Systems,    05/90       2,083 Common
 Inc.                            shares at $8.00;
                                 exercised 02/95         --          --       2,500     14,164

Industrial/Business Automation
------------------------------
Cyclean, Inc.        09/87       75,591 Common
                                 shares at $2.74;
                                 expiring 04/01           0           0       7,000          0
Cyclean, Inc.        04/88       53,994 Common
                                 shares at $2.74;
                                 expiring 04/01           0           0       5,000          0
Cyclean, Inc.        01/89       10,799 Common
                                 shares at $2.74;
                                 expiring 04/01           0           0       1,000          0
Cyclean, Inc.        06/90       29,032 Common
                                 shares at $3.10;
                                 expiring 06/00           0           0       4,091          0
Cyclean, Inc.        03/91       53,563 Common
                                 shares at $3.10;
                                 expiring 04/01           0           0       7,909          0
Cyclean, Inc.        07/92       6,643 Common
                                 shares at $3.10;
                                 expiring 07/02           0           0         148          0
Cyclean, Inc.        09/94       3,822 Common
                                 shares at $4.00;
                                 expiring 03/99           0           0           0          0

Medical
-------
Ash Medical          03/90       2,400 Common
 Systems, Inc.                   shares at $12.50;
                                 expired 03/95           --          --           0          0
Hemocleanse, Inc.    03/90       38,886 Common
                                 shares at $.92;
                                 exercised 03/95         --          --           0          0
Hemocleanse, Inc.    01/92       47,526 Common
                                 shares at $.50;
                                 expiring 01/97           0           0           0          0
Microgon, Inc.       10/90       62,500 Common
                                 shares at $.60;
                                 expired 10/95           --          --           0          0
Microgon, Inc.       09/91       14,583 Common
                                 shares at $.60;
                                 expiring 09/96          --          --           0          0
Microgon, Inc.       06/92       62,500 Common
                                 shares at $.60;
                                 expiring 06/97          --          --           0          0

Microelectronics
----------------
Applied Micro        03/90       14,286 Common
 Circuits, Inc.                  shares at $1.75;
                                 expired 05/95           --          --       5,000      5,000
Applied Micro        08/90       14,286 Common
 Circuits, Inc.                  shares at $1.75;
                                 expired 08/95           --          --       5,000      5,000

Telecommunications
------------------
Integrated Network   06/91       2,941 Common
 Corporation                     shares at $17.00;
                                 expiring 06/96       5,000           0      10,000     49,997
Primary Access       10/90       17,140 Common
 Corporation                     shares at $2.25;
                                 exercised 06/95         --          --       4,100      4,100
Primary Access       04/91       4,760 Common
 Corporation                     shares at $2.25;
                                 exercised 06/95         --          --       1,400      1,400
                                                    -------     -------     -------    -------

Total warrants                                        6,250      16,374      69,398    268,926
                                                      -----      ------     -------    -------

STOCKS:

Computers and Computer Equipment
--------------------------------
Censtor Corporation  05/95       21,178 Common
                                 shares              11,179      11,179          --         --
MARCorp              12/89       1,177,438 Series A
                                 Preferred shares         0           0           0          0
MARCorp              05/92       Convertible
                                 Subordinated
                                 Debenture,
                                 $2,813,898
                                 principal amount         0           0           0          0
MARCorp              02/93       368,119 Series A
                                 Preferred shares         0           0           0          0

Electronic Design Automation
----------------------------
IKOS Systems, Inc.   07/90       84,765 Common
                                 shares                  --          --      23,613    162,155

Industrial/Business Automation
------------------------------
Cyclean, Inc.        09/94       18,532 Series D
                                 Preferred shares    51,706      51,706      51,706     51,706
Cyclean, Inc.        01/95       26,195 Series D
                                 Preferred shares    73,085      73,085          --         --
Cyclean of           03/95       Class A LLC Unit -
 Los Angeles, LLC                11% ownership        2,816       2,816          --         --

Medical
-------
Hemocleanse, Inc.    03/95       20,999 Common
                                 shares              19,320      19,320          --         --
Resonex Holding      02/94       22,804 Common
 Corporation                     shares                   0           0   1,682,507          0

Microelectronics
----------------
Celeritek, Inc.      05/94       13,847 Common
                                 shares              74,233     107,276      74,233     74,233

Retail/Consumer Products
------------------------
S-TRON               05/93       Subordinated note (1),
                                 $390,000 principal
                                 amount                   0           0     392,015    130,316
S-TRON               05/93       390,000 Common
                                 shares                   0           0           0          0
S-TRON               05/93       897,000 Series 1
                                 Preferred shares         0           0     295,740          0
S-TRON               05/93       2,340,000
                                 Series 2
                                 Preferred shares         0           0     585,000    191,473

Semiconductor Equipment
-----------------------
Photon Dynamics      05/94       6,773 Common
                                 shares              22,746      54,523      22,746     36,574

Telecommunications
------------------
3Com Corporation     06/95       847 Common
                                 shares in
                                 escrow               4,612      37,556          --         --
                                                    -------     -------   ---------    -------

Total stocks                                        259,697     357,461   3,127,560    646,457
                                                    -------     -------   ---------    -------

Total equity investments                           $265,947     373,835   3,196,958    915,383
                                                    =======     =======   =========    =======

--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Subordinated note includes accrued interest.  The interest rate on the subordinated note was 6%.




Marketable Equity Securities
----------------------------

At December 31, 1995 and 1994, marketable equity securities had aggregate costs of $78,845 and $26,113, respectively, and aggregate market values of $145,132 and $176,319, respectively. The net unrealized gains at December 31, 1995 and 1994 of $66,287 and $150,206, respectively, did not include any gross losses.

Celeritek , Inc.
----------------

In December 1995, Celeritek, Inc. completed its initial public offering ("IPO") after effecting a common stock three-for-two split. The Partnership sold 288 of its post-split common shares acquired in April 1995 into the IPO for proceeds of $2,011 and realized a gain of $1,050. The Partnership recorded a $33,043 increase in fair value to reflect the market value for its remaining shares at December 31, 1995. The market value reflects a 25% discount for certain lockup restrictions.

Censtor Corporation
-------------------

In May 1995, the Partnership exercised its warrant without cash and received 21,178 common shares. The recorded common share cost basis was $11,179, which is net of a realized loss.

Cyclean, Inc./Cyclean of Los Angeles, LLC
-----------------------------------------

In January 1995, the Partnership obtained the right to receive 26,195 Series D Preferred shares with a twelve month vesting schedule in exchange for a one year maturity date extension of secured notes receivable. At December 31, 1995, all 26,195 shares were fully vested with a recorded cost basis and fair value of $73,085.

In March 1995, Cyclean, Inc. ("Cyclean") formed Cyclean of Los Angeles, LLC ("Cyclean LLC") and contributed certain assets and contracts to the new entity. Cyclean LLC is completing a new round of financing through the offering of Class A LLC Units. As a result of the transaction, one of the Partnership's secured notes receivable was transferred from Cyclean to Cyclean LLC with modified terms; Cyclean has guaranteed note repayments. The Partnership received a participated percentage of one Class A LLC Unit in exchange for certain interest payments and late charges totaling $2,816. The Partnership is also entitled to royalty payments and additional Series D Preferred shares based on the total proceeds raised from the Cyclean LLC offering, which is expected to be completed by early 1996.

In December 1995, all warrant cost bases totaling $25,148 were written off as these warrants are expected to be canceled at the close of the next financing round.

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

Integrated Network Corporation
------------------------------

During June 1995, the Partnership exercised its option to sell half of its warrant holdings to the company for $50,000 and realized warrant income of $45,000, which was included in "secured note receivable interest income" on the Statements of Operations. The Partnership does not have this option for its remaining warrants.

Photon Dynamics
---------------

In November 1995, Photon Dynamics completed its IPO after effecting a one-for-three reverse common stock split. The Partnership recorded a $17,949 increase in fair value to reflect the unrestricted market value for its investment at December 31, 1995.

Pinnacle Systems, Inc.
----------------------

In February 1995, the Partnership exercised its warrant without cash and received 1,970 common shares. In May 1995, the Partnership sold the common shares for total proceeds of $37,429 and realized a gain of $34,929.

Primary Access Corporation/3Com Corporation
-------------------------------------------

In June 1995, Primary Access Corporation ("Primary Access") was acquired by 3Com Corporation ("3Com"), a public company. Immediately prior to the acquisition, the Partnership exercised its Primary Access common warrant holdings without cash and received 12,686 shares of Primary Access common stock with a cost basis of $46,116, which reflects a realized gain of $40,616 and a warrant cost basis of $5,500. Upon the acquisition, these shares were then exchanged for 4,236 3Com common shares, of which 3,812 shares were sold for total proceeds of $262,606 and a realized gain of $221,102 in July 1995. The remaining 424 shares, which became 847 shares after a two-for-one stock split in August 1995, are held in an escrow account until March 21, 1996 to indemnify 3Com for any loss it may incur as a result of any contractual breach of the merger agreement by Primary Access. The Partnership recorded an increase in the change in fair value of $32,944 to reflect the market value at December 31, 1995 for these unrestricted shares.

Resonex Holding Corporation
----------------------------

Resonex Holding Corporation has licensed certain technologies and is currently obtaining additional bids from other potential licensees. The company will wind down its operations by mid-1996. Based on the opinion of the Managing General Partner, there has been an other than temporary decline in Partnership's investment value and accordingly, the common stock cost basis of $1,682,507 was written off.

S-Tron
------

The company was unsuccessful in its efforts to obtain a major government contract; as a result, operations will likely cease by early 1996. Based on the Managing General Partner's opinion, there has been an other than temporary decline in the fair value of the Partnership's investment. Accordingly, the Partnership has written off the cost basis of its Preferred stock investment of $880,740 and recorded a write-down of $392,015 on its subordinated note investment.

Other Equity Investments
------------------------

Biocircuits is a publicly-traded company. All other equity investments not specifically discussed above are privately held and no public market for the sale of these securities existed at December 31, 1995.

6.     Secured Notes Receivable, Net
       -----------------------------

At December 31, 1995 and 1994, secured notes receivable consisted of:

                                                   1995       1994
                                                   ----       ----
Secured notes receivable                       $  960,933    1,047,637
Accrued interest                                       --       14,089
Unamortized discount                             (128,347)     (66,499)
                                                ---------    ---------
  Total secured notes receivable,
    net (cost basis)                              832,586      995,227

Allowance for loan losses                        (255,000)    (235,000)
                                                ---------    ---------

  Total secured notes receivable,
    net (fair value)                           $  577,586      760,227
                                                =========    =========

The 1995 notes were primarily from two portfolio companies in the industrial/business automation, and computers and computer equipment industries. The remaining loans were from two other companies. All notes are secured by specific assets of the borrowing company. Interest rates on secured notes receivable at December 31, 1995 ranged from 10% to 14.22%.

Changes in the allowance for loan losses were as follows:

                                                   1995         1994
                                                   ----         ----
Balance, beginning of year                     $ 235,000       784,000
                                                 -------     ---------

Increase (decrease) in provision for
 loan losses                                      20,000      (528,760)

Secured notes receivable write-downs:
 Computers and computer equipment                     --       (31,070)
 Medical                                              --       (34,460)
                                                 -------      ---------
  Total write-offs                                    --       (65,530)

Recoveries of previous write-offs:
 Microelectronics                                     --        45,290
                                                 -------     ---------
  Total recoveries                                    --        45,290
                                                 -------     ---------

Change in net unrealized fair value
 of secured notes receivable                      20,000      (549,000)
                                                 -------     ---------

Balance, end of year                           $ 255,000       235,000
                                                 =======     =========

The increase (decrease) in provision for loan losses is generally comprised of realized loan losses, net of recognized recoveries, and a change in net unrealized fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective year ends.

The allowance for loan losses is adjusted based upon changes to the portfolio size and risk profile. Although the allowance for loan losses is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

Notes with a total cost basis of $832,586 and $782,274 at December 31, 1995 and 1994, respectively, were on nonaccrual status due to uncertainties in the financial condition of the borrowing companies. The Managing General Partner continues to monitor the progress of these companies. The fair value at December 31, 1995 is based on the Managing General Partner's estimate of collectibility of these notes.

The scheduled principal repayments remaining are:

      Year Ending                          Principal
      December 31,                         Repayments
      -----------                          ----------
          1996                            $  600,933
          1997                                    --
          1998                                    --
          1999                                    --
          2000                               360,000
                                             -------
                                          $  960,933
                                             =======

Secured notes receivable which are due on demand are included as principal repayments for the year ending December 31, 1996. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes to equity investments to increase the ultimate collectibility of investments to the Partnership.

7.     Cash and Cash Equivalents
       -------------------------

At December 31, 1995 and 1994, cash and cash equivalents consisted of:

                                                     1995        1994
                                                     ----        ----
Demand and brokerage accounts                       $     --     1,994
Money-market accounts                                941,985   532,650
                                                     -------   -------
     Total                                          $941,985   534,644
                                                     =======   =======

8.     Repurchase of Limited Partnership Interests
       -------------------------------------------

Each June, beginning in June 1987, Limited Partners may tender their Units for repurchase by the Partnership. The amount available in any year to repurchase tendered Units is limited to 10% of the aggregate principal repayments received by the Partnership during the preceding calendar year on notes to borrowing companies. Units repurchased and the amounts paid were: 503 Units for $9,108; 507 Units for $17,745; and 1,224 Units for $68,544 in 1995, 1994, and 1993, respectively.

In November 1995, following the annual June repurchases, the General Partners elected to offer Limited Partners with an initial investment of $2,000 held in an Individual Retirement or Keogh Account the option to tender their Units for repurchase by the Partnership. This was a reminder to those Limited Partners that this repurchase option was available as the annual account maintenance fees for such investors significantly diminishes the value of their nominal investment. Repurchases under this option totaled $70,146 for 3,897 Units. The amounts paid for all Unit repurchases were from aggregate principal repayments as well as equity investment sale proceeds. The Managing General Partner believed that it was beneficial to extend the 1995 buybacks and not limit such buybacks pursuant to the Partnership Agreement.

9.    Commitments
      -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1995, the Partnership had unfunded commitments of $86,000 related to term note financings to existing borrowing companies.

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

                           TECHNOLOGY FUNDING SECURED INVESTORS I

                           By:  TECHNOLOGY FUNDING INC.
                                Managing General Partner




Date:  March 22, 1996      By:       /s/Debbie A. Wong
                                --------------------------------------
                                     Debbie A. Wong
                                     Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                   Date
          ---------           --------                   ----

   /s/Charles R. Kokesh       President, Chief       March 22, 1996
------------------------      Executive Officer
Charles R. Kokesh             and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice President   March 22, 1996
--------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and a majority of the General Partners of Technology Funding Ltd.