Form 10-Q
period 1996-03-31
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1996-05-10
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                        (unaudited)
                                          March 31,      December 31,
                                            1996            1995
                                         ----------      ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $756,038 and
  $832,586 in 1996 and 1995,
  respectively)                        $   579,038           577,586
 Equity investments (cost basis
  of $269,509 and $265,947 in
  1996 and 1995, respectively)             388,434           373,835
                                         ---------         ---------

   Total investments                       967,472           951,421

Cash and cash equivalents                  572,706           941,985

Other assets                                13,124             7,565
                                         ---------         ---------

   Total                               $ 1,553,302         1,900,971
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    27,950            30,700

Due to related parties                      12,066           420,507

Other liabilities                           59,181           59,181
                                         ---------        ---------

 Total liabilities                          99,197          510,388

Commitments and subsequent events
 (Notes 2, 4 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of
  111,101 in both 1996 and 1995)         1,555,283        1,580,542
 General Partners                          (43,103)         (42,847)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable               (177,000)        (255,000)
   Equity investments                      118,925          107,888
                                         ---------        ---------

   Total partners' capital               1,454,105        1,390,583
                                         ---------        ---------

   Total                               $ 1,553,302        1,900,971
                                         =========        =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                              1996        1995
                                              ----        ----
Income:
 Secured notes receivable interest         $   1,967      17,268
 Short-term investment interest                8,305       8,731
                                             -------     -------
  Total income                                10,272      25,999


Costs and expenses:
 Management fees                               6,953      10,808
 Operating expenses:
  Lending operations and investment
   management                                 (9,199)     30,754
  Administrative and investor
   services                                   35,102      43,768
  Computer services                            8,928      16,094
  Professional fees                            9,098       9,154
                                             -------     -------

   Total operating expenses                   43,929      99,770
                                             -------     -------

 Total costs and expenses                     50,882     110,578
                                             -------     -------

Net operating loss                           (40,610)    (84,579)

 Net realized gain from sales
  of equity investments                       15,095     260,746
                                             -------     -------

Net realized (loss) income                   (25,515)    176,167

 Change in net unrealized
  fair value:
   Secured notes receivable                   78,000     (21,000)
   Equity investments                         11,037    (131,753)
                                             -------     -------

Net income                                 $  63,522      23,414
                                             =======     =======

Net realized income per Unit               $      --           2
                                             =======     =======

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS (unaudited)
- ----------------------------------


                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                             1996           1995
                                             ----           ----
Cash flows from operating activities:
 Interest received                         $  10,272        34,815
 Cash paid to vendors                        (10,720)      (15,599)
 Cash paid to related parties               (460,486)      (70,852)
 Cash received from
  affiliated partnerships                      3,574         1,696
                                             -------       -------

  Net cash used by operating activities     (457,360)      (49,940)
                                             -------       -------

Cash flows from investing activities:
 Secured notes receivable issued             (34,000)     (125,000)
 Repayments of secured notes receivable      110,548        39,052
 Proceeds from sales of equity investments    11,533       254,295
                                             -------       -------

  Net cash provided by investing activities   88,081       168,347
                                             -------       -------

Net (decrease) increase in cash and
 cash equivalents                           (369,279)      118,407

Cash and cash equivalents at beginning
 of year                                     941,985       534,644
                                             -------       -------

Cash and cash equivalents at March 31      $ 572,706       653,051
                                             =======       =======


See accompanying notes to financial statements.

- -----------------------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                           1996             1995
                                           ----             ----
Reconciliation of net income to net cash
 used by operating activities:

Net income                                $  63,522            23,414

Adjustments to reconcile net income
 to net cash used by operating activities:
  Net realized gain from
   sales of equity investments              (15,095)         (260,746)
  Change in net unrealized fair value:
   Secured notes receivable                 (78,000)           21,000
   Equity investments                       (11,037)          131,753
  Other, net                                     --               (53)

Changes in:
  Due to related parties                   (408,441)            8,182
  Other assets                               (5,559)           24,544
  Other, net                                 (2,750)            1,966
                                            -------         ---------

Net cash used by operating activities     $(457,360)          (49,940)
                                            =======         =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1996 and December 31, 1995 and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1996 and 1995 reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through March 31, 1996 supplement those included in the Annual Report on Form 10-K.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1996 and 1995 were as follows:


                                                1996         1995
                                                ----         ----

Management fees                                $ 6,953      10,808

Reimbursable operating expenses                 45,092      68,226


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At March 31, 1996 and December 31, 1995, amounts due to related parties totaled $12,066 and $420,507, respectively.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable granted to nonaffiliated borrowing companies. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At March 31, 1996 and December 31, 1995, the amounts due from affiliated partnerships on such participations were $403 and $3,977 (included in other assets), respectively. These amounts were received from such affiliated partnerships in the respective following quarters.

3.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding for the three months ended March 31, 1996 and 1995 of 111,101 and 115,501, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1995 are included in the 1995 Annual Report. Activity from January 1 through March 31, 1996 consisted of



                                                             January 1 -
                                                           March 31, 1996
                                                           --------------
                       Investment                        Cost        Fair
Industry/Company           Date          Position        Basis       Value
- ----------------       ----------        --------        -----       -----


Balance at January 1, 1996                             $  265,947      373,835
                                                        ---------      -------

1995 activity:

WARRANTS:

Biotechnology
- -------------
Hybridon, Inc.            03/91       3,572 Common
                                      shares at $3.50;
                                      exercised 01/96      (1,250)     (16,074)

STOCKS:

Biotechnology
- -------------
Hybridon, Inc.            01/96       1,250 Common
                                      shares                4,812       11,000

Microelectronics
- ----------------
Celeritek, Inc.           05/94       13,847 Common
                                      shares                    0       21,866

Retail/Consumer Products
- ------------------------
S-TRON                    05/93       Subordinated note,
                                      $390,000 principal
                                      amount                   (0)          (0)
S-TRON                    05/93       390,000 Common
                                      shares                   (0)          (0)
S-TRON                    05/93       3,237,000 Series
                                      1 & 2 Preferred          (0)          (0)
                                      shares
                                                        ---------      -------
Total significant changes                                   3,562       16,792

Other changes, net                                              0       (2,193)
                                                        ---------      -------

Total equity investments at March 31, 1996             $  269,509      388,434
                                                        =========      =======

</TABLE

Marketable Equity Securities
- ----------------------------

At March 31, 1996 and December 31, 1995, marketable equity securities had aggregate costs of $105,450 and $78,845, respectively, and aggregate market values of $225,137 and $145,132, respectively. The unrealized gains at March 31, 1996 and December 31, 1995 of $119,687 and $66,287,
respectively, did not include any gross losses.

Celeritek, Inc.
- ---------------

The Partnership recorded an increase in fair value of $21,866 to reflect the publicly-traded market price at March 31, 1996. As of May 3, 1996, the fair value increased to $183,867. This change reflects changes in common stock prices which fluctuate daily on stock exchanges. The
Partnership's investment is unrestricted.

Hybridon, Inc.
- --------------

In January 1996, Hybridon, Inc. completed its initial public offering.
The Partnership exercised its warrant holdings without cash and received
2,532 shares of common stock with a cost basis of $9,747, which reflected a realized gain of $8,497 and a warrant cost basis of $1,250.
Subsequently, the Partnership sold 1,282 of these shares for total proceeds of $11,533 and realized a gain of $6,598. The Partnership recorded a decrease of $8,636 in the change in fair value to reflect the above transactions and the market value of the remaining unrestricted shares at March 31, 1996.

S-TRON
- ------

The company was unsuccessful in its efforts to obtain a major government contract; as a result, company operations ceased during March 1996. This investment, which had previously been written off, is no longer held by the Partnership.

Other Equity Investments
- ------------------------

The Partnership's 3Com Corporation shares are partially restricted.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1996 through March 31, 1996 consisted of:




Balance at January 1, 1996                           $577,586

1996 activity:

Secured notes receivable issued                        34,000
Repayments of secured notes receivable               (110,548)
Decrease in allowance for loan losses                  78,000
                                                      -------

Total secured notes receivable, net,
 at March 31, 1996                                   $579,038
                                                      =======


The Partnership had no accrued interest at March 31, 1996 and December
31, 1995.

Activity in the allowance for loan losses was as follows:


Balance at January 1, 1996                           $255,000

Change in net unrealized fair value
 of secured notes receivable                          (78,000)
                                                      -------

Balance at March 31, 1996                            $177,000
                                                      =======

The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

Secured notes receivable with a total cost basis of $756,038 and $832,586 were on nonaccrual status due to uncertainty of certain borrowers' financial conditions at March 31, 1996 and December 31, 1995, respectively. The Managing General Partner continues to monitor the progress of these companies. The fair value at March 31, 1996 recognized the Managing General Partner's estimate of collectibility of these notes.

During the first quarter of 1996, the Partnership received approximately $41,000 from a portfolio company in the medical industry to pay off its principal balance. In addition, the Partnership was reimbursed $28,900 for legal, consulting, and other costs incurred in prior periods in the defense of the Partnership's secured note rights through bankruptcy court. The reimbursement was recorded as a reduction to lending operations and investment management expense.

All notes are secured by specific assets of the borrowing company. The interest rate on notes issued during the three months ended March 31, 1996 was 12%.

6.     Cash and Cash Equivalents
       -------------------------

At March 31, 1996 and December 31, 1995, cash and cash equivalents consisted of:


                                              1996              1995
                                              ----              ----

Demand and brokerage accounts               $ 74,722               --
Money market accounts                        497,984          941,985
                                             -------          -------

     Total                                  $572,706          941,985
                                             =======          =======

7.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1996, the Partnership had unfunded commitments of $16,000 mostly related to term note financings to an existing borrowing company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------
During the three months ended March 31, 1996, net cash used by operating activities totaled $457,360. The Partnership paid management fees of $6,953 to the Managing General Partner, reimbursed related parties for operating expenses of $453,533, and received $3,574 from affiliated partnerships for net loan participations. In addition, other operating expenses of $10,720 were paid. Interest received from secured notes receivable and short-term investments was $10,272.

During the quarter ended March 31, 1996, the partnership issued $34,000 in secured notes receivable to a portfolio company in computers and computer equipment industry. Repayments of notes receivable provided cash of $110,548 and proceeds from investment sales provided cash of $11,533. As of March 31, 1996, the Partnership was committed to fund $16,000 related to term note financings to an existing borrowing company.

Cash and cash equivalents at March 31, 1996 were $572,706. Distributions will fluctuate in the future based upon loan payoffs received and expected cash needed by the Partnership. Operating cash reserves combined with interest income received on short-term investments, proceeds from investment sales, and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net income was $63,522 and $23,414 for the quarters ended March 31, 1996 and 1995, respectively. The increase was primarily due to increases of $142,790 and $99,000 in the change in net unrealized fair value of equity investments and secured notes receivable, respectively, and a decrease of $55,841 in operating expenses. These changes were mostly offset by a $245,651 decrease in net realized gain from sales of equity investments.

During the quarter ended March 31, 1996, the increase in fair value for equity investments of $11,037 was mainly due to an increase in a portfolio company in the microelectronics industry, partially offset by a decrease in a portfolio company in the telecommunications industry. In 1995, the decrease of $131,753 was primarily attributed to a realized gain from the sale of IKOS Systems, Inc.

In 1996, the Partnership recorded an increase in fair value for secured notes receivable of $78,000 compared to a decrease of $21,000 for the same period in 1995, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends.

Operating expenses were $43,929 and $99,770 for the three months ended March 31, 1996 and 1995, respectively. As explained in Note 5 to the financial statements, the 1996 operating expenses were reduced by a $28,900 reimbursement of prior period collection expenses from a portfolio company in the medical industry. Had the reimbursement not been received, total operating expenses would have been $72,829 for the quarter ended March 31, 1996. The decrease of $26,941 was primarily due to lower administrative and investor services, and lending operations and investment management expenses as overall portfolio activities have decreased.

In 1996, net realized gain from sales of equity investments was $15,095 related to the warrant net exercise and partial subsequent sale of the resulting Hybridon, Inc. common stock. In 1995, the net realized gain of $260,746 substantially related to IKOS Systems, Inc.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1996.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 10, 1996      By:         /s/Debbie A. Wong
                              -----------------------------------
                                     Debbie A. Wong
                                     Controller