Form 10-Q
period 1996-06-30
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1996-08-09
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

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

                                        (unaudited)
                                           June 30,      December 31,
                                            1996            1995
                                         ----------      ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $741,412 and
  $832,586 in 1996 and 1995,
  respectively)                        $   295,412           577,586
 Equity investments (cost basis
  of $259,697 and $265,947 in
  1996 and 1995, respectively)             447,505           373,835
                                         ---------         ---------

   Total investments                       742,917           951,421

Cash and cash equivalents                  502,596           941,985

Other assets                                11,913             7,565
                                         ---------         ---------

   Total                               $ 1,257,426         1,900,971
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    51,931            30,700

Due to related parties                       4,247           420,507

Other liabilities                           57,728            59,181
                                         ---------         ---------

 Total liabilities                         113,906           510,388

Commitments and Contingencies
 (Notes 2 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of
  111,101 in both 1996 and 1995)         1,445,919         1,580,542
 General Partners                          (44,207)          (42,847)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable               (446,000)         (255,000)
   Equity investments                      187,808           107,888
                                         ---------         ---------

   Total partners' capital               1,143,520         1,390,583
                                         ---------         ---------

   Total                               $ 1,257,426         1,900,971
                                         =========         =========

See accompanying notes to financial statements

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                             For the Three                      For the Six
                                             Months Ended                       Months Ended
                                               June 30,                           June 30,
                                      -----------------------------       -------------------------
                                              1996        1995                1996           1995
                                              ----        ----                ----           ----
Income:
 Secured notes receivable interest       $       758      54,024             2,725          71,292
 Short-term investment interest                6,020       9,822            14,325          18,553
                                             -------   ---------           -------       ---------
  Total income                                 6,778      63,846            17,050          89,845


Costs and expenses:
 Management fees                               7,271      10,925            14,224          21,733
 Operating expenses:
  Lending operations and investment
   management                                 17,701      16,850             8,502          47,604
  Administrative and investor
   services                                   68,236      46,327           103,338          90,095
  Computer services                           16,602      14,165            25,530          30,259
  Professional fees                           17,530      11,857            26,628          21,011
                                             -------   ---------           -------       ---------

   Total operating expenses                  120,069      89,199           163,998         188,969
                                             -------   ---------           -------       ---------

 Total costs and expenses                    127,340     100,124           178,222         210,702
                                             -------   ---------           -------       ---------

Net operating loss                          (120,562)    (36,278)         (161,172)       (120,857)

 Net realized gain from sales
  of equity investments                       15,094      57,451            30,189         318,197
 Realized losses from investment
  write-downs                                 (5,000) (2,958,247)           (5,000)     (2,958,247)
 Recoveries from investments previously
  written off                                     --      58,575                --          58,575
                                             -------   ---------           -------       ---------

Net realized loss                           (110,468) (2,878,499)         (135,983)     (2,702,332)

 Change in net unrealized
  fair value:
   Secured notes receivable                 (269,000)    (80,000)         (191,000)       (101,000)
   Equity investments                         68,883   2,650,042            79,920       2,518,289
                                             -------   ---------           -------       ---------

Net loss                                 $  (310,585)   (308,457)         (247,063)       (285,043)
                                             =======   =========           =======       =========

Net realized loss per Unit               $        (1)        (25)               (1)            (23)
                                             =======   =========           =======       =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------


                                      For the Six Months Ended June 30,
                                      ---------------------------------
                                             1996           1995
                                             ----           ----
Cash flows from operating activities:
 Interest received                       $    17,050        53,873
 Cash paid to vendors                        (42,671)      (77,594)
 Cash received from (paid to)
  affiliated partnerships                      3,977        (9,148)
 Cash paid to related parties               (569,258)     (147,339)
 Reimbursement of collection
  expenses from a portfolio company           28,900            --
                                           ---------       -------

  Net cash used by operating
   activities                               (562,002)     (180,208)
                                           ---------       -------

Cash flows from investing activities:
 Secured notes receivable issued             (50,902)     (175,000)
 Repayments of secured notes receivable      142,076       127,576
 Proceeds from sales of equity investments    31,439       291,725
 Recoveries from investments previously
  written off                                     --        58,575
 Purchase of equity investments                   --          (962)
                                           ---------       -------

  Net cash provided by investing
   activities                                122,613       301,914

                                           ---------       -------

Net (decrease) increase in cash and
  cash equivalents                          (439,389)      121,706

Cash and cash equivalents at beginning
 of year                                     941,985       534,644
                                           ---------       -------

Cash and cash equivalents at June 30     $   502,596       656,350
                                           =========       =======


See accompanying notes to financial statements.

- -----------------------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                           1996             1995
                                           ----             ----
Reconciliation of net loss
 to net cash used by
 operating activities:

Net loss                                $  (247,063)         (285,043)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Net realized gain from
   sales of equity investments              (30,189)         (318,197)
  Recoveries from investments
   previously written off                        --           (58,575)
  Realized losses from investment
   write-downs                                5,000         2,958,247
  Change in net unrealized fair value:
   Secured notes receivable                 191,000           101,000
   Equity investments                       (79,920)       (2,518,289)
  Amortization of discount related
   to warrants                                   --            (3,583)

Changes in:
  Accrued interest on secured and
   convertible notes receivable                  --            12,611
  Accounts payable and accrued
   expenses                                  21,231           (23,463)
  Due to/from related parties              (416,260)            4,484
  Other assets                               (4,348)          (52,962)
  Other changes, net                         (1,453)            3,562
                                          ---------         ---------

Net cash used by operating activities   $  (562,002)         (180,208)
                                          =========         =========



See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of June 30, 1996, and December 31, 1995, and the related Statements of Operations for the three and six months ended June 30, 1996 and 1995, and Statements of Cash Flows for the six months ended June 30, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through June 30, 1996, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1996 and 1995, were as follows:


                                                1996         1995
                                                ----         ----

Management fees                               $ 14,224      21,733

Reimbursable operating expenses                138,774     130,090


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At June 30, 1996, and December 31, 1995, amounts due to related parties totaled $4,247 and $420,507, respectively.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable issued to nonaffiliated borrowing companies. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At December 31, 1995, the amount due from affiliated partnerships was $3,977 (included in other assets). This amount was received from such affiliated partnerships in the following quarter.

3.     Net Realized Loss Per Unit
       --------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding for the six months ended June 30, 1996 and 1995, of 111,101 and 115,501, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1995, is included in the 1995 Annual Report. Activity from January 1 through June 30, 1996, consisted of:

                                                             January 1 -
                                                            June 30, 1996
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

Significant changes:

WARRANTS:

Biotechnology
- -------------
Hybridon, Inc.            03/91       3,572 Common
                                      shares at $3.50;
                                      exercised 01/96      (1,250)     (16,074)

Medical
- -------
Hemocleanse, Inc.         01/92       47,526 Common
                                      shares at $.50;
                                      expiring 01/97            0      118,815

STOCKS:

Industrial/Business Automation
- ------------------------------
Cyclean, Inc.             09/94-      51,024 Series D
                          04/96       Preferred shares          0     (124,791)
Cyclean of Los            03/95       Class A LLC Unit-
 Angeles, LLC                         11% ownership             0       (2,816)

Medical
- -------
Hemocleanse, Inc.         03/95       20,999 Common
                                      shares                    0       43,677

Microelectronics
- ----------------
Celeritek, Inc.           05/94       13,847 Common
                                      shares                    0       51,261

Retail/Consumer Products
- ------------------------
S-TRON                    05/93       Subordinated note,
                                      $390,000 principal
                                      amount                   (0)          (0)
S-TRON                    05/93       390,000 Common
                                      shares                   (0)          (0)
S-TRON                    05/93       3,237,000 Series
                                      1 & 2 Preferred          (0)          (0)
                                      shares
                                                        ---------      -------
Total significant changes                                  (1,250)      70,072

Other changes, net                                         (5,000)       3,598
                                                        ---------      -------

Total equity investments at June 30, 1996              $  259,697      447,505
                                                        =========      =======

</TABLE

Marketable Equity Securities
- ----------------------------

At June 30, 1996, and December 31, 1995, marketable equity securities had aggregate costs of $101,591 and $78,845, respectively, and aggregate market values of $254,514 and $145,132, respectively. The unrealized gains at June 30, 1996, and December 31, 1995, did not include any gross losses.

Celeritek, Inc.
- ---------------

The Partnership recorded an increase in fair value of $51,261 to reflect the unrestricted market price at June 30, 1996.

Cyclean, Inc./Cyclean of Los Angeles, LLC
- -----------------------------------------

During the second quarter of 1996, the Partnership received a stock dividend of 6,297 Series D Preferred shares. Subsequently, the Managing
General Partner determined that the fair value of the Partnership's investment has declined and accordingly, the Partnership recorded a $127,607 decrease in fair value at June 30, 1996.

Hemocleanse, Inc.
- -----------------

The Partnership recorded a total increase in fair value of $162,492 for its warrant and common stock investment, based on the valuation set at the most recent round of financing in which third parties participated.

Hybridon, Inc.
- --------------

In January of 1996, Hybridon, Inc., completed its initial public offering. The Partnership exercised its warrant holdings without cash and received 2,532 shares of common stock, which were subsequently sold for total proceeds of $22,549. The total and realized gain from these transactions was $21,299.

S-TRON
- ------

The company was unsuccessful in its efforts to obtain a major government contract; as a result, company operations ceased during March of 1996.
This investment, which had previously been written off, is no longer held by the Partnership.

Other Equity Investments
- ------------------------

In May of 1996, the Partnership sold 6,773 Photon Dynamics common shares borrowed from an outside brokerage firm and subsequently closed its open position with purchases on the open market. These transactions resulted in a realized gain of $8,890 and the Partnership maximized its gain based upon an evaluation of the prevailing market conditions.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1996, through June 30, 1996, consisted of:




Balance at January 1, 1996                           $577,586

1996 activity:

Secured notes receivable issued                        50,902
Repayments of secured notes receivable               (142,076)
Increase in allowance for loan losses                (191,000)
                                                      -------

Total secured notes receivable, net,
 at June 30, 1996                                    $295,412
                                                      =======


The Partnership had no accrued interest at June 30, 1996, and December
31, 1995.

Activity in the allowance for loan losses was as follows:


Balance at January 1, 1996                           $255,000

Change in net unrealized fair value
 of secured notes receivable                          191,000
                                                      -------

Balance at June 30, 1996                             $446,000
                                                      =======

The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

Secured notes receivable of $741,412 and $832,586 were on nonaccrual status due to uncertainty of certain borrowers' financial conditions at June 30, 1996, and December 31, 1995, respectively. The Managing General Partner continues to monitor the progress of these companies. The fair value at June 30, 1996, reflected the Managing General Partner's estimate of collectibility of these notes.

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

All notes are secured by specific assets of the borrowing company. The interest rate on notes issued during the six months ended June 30, 1996, ranged from 12% to 14%.

6.     Cash and Cash Equivalents
       -------------------------

At June 30, 1996, and December 31, 1995, cash and cash equivalents consisted of:


                                              1996              1995
                                              ----              ----

Demand and brokerage accounts               $  8,115               --
Money market accounts                        437,580          941,985
Broker accounts                               56,901               --
                                             -------          -------

     Total                                  $502,596          941,985
                                             =======          =======

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1996, the Partnership had unfunded commitments of $4,500 related to term note financings to an existing borrowing company.

In June of 1996, a lawsuit was filed by a third party in the Los Angeles County Superior Court against an affiliated partnership, the Managing General Partner and certain of its officers, and Cyclean, Inc., a portfolio company in the industrial/business automation industry. The Partnership participated in investments to the portfolio company with the affiliated partnership. The third party has asserted claims for interference with contractual relations against the defendants. The plaintiff further alleges that the affiliated partnership agreed to purchase its interest in an entity partially owned by the plaintiff and seeks unspecified damages against the affiliated partnership and its affiliates. The Managing General Partner believes that the affiliated partnership has adequate defenses and intends to pursue this matter vigorously. The Managing General Partner believes the outcome will not have a material adverse effect on the Partnership's financial position at June 30, 1996.

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------

Liquidity and Capital Resources
- -------------------------------

During the six months ended June 30, 1996, net cash used by operating activities totaled $562,002. The Partnership paid management fees of $14,224 to the Managing General Partner, reimbursed related parties for operating expenses of $555,034, and received $3,977 from affiliated partnerships for net loan participations. Other operating expenses of $42,671 were paid and interest income of $17,050 was received. In addition, the Partnership received a collection expense reimbursement of $28,900 from a portfolio company.

During the six months ended June 30, 1996, the partnership issued $50,902 in secured notes receivable mostly to portfolio companies in the computers and computer equipment industry. Repayments of notes receivable provided cash of $142,076 and proceeds from investment sales totaled $31,439. As of June 30, 1996, the Partnership was committed to fund $4,500 related to term note financings to an existing borrowing company.

Each June, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any Units tendered is subject to the restrictions stated in the Partnership Agreement. As of June 30, 1996, requests to repurchase approximately 1,300 Units had been received. The amount to be offered for the Unit repurchases will be determined in the following quarter.

Cash and cash equivalents at June 30, 1996, were $502,596. Distributions will fluctuate in the future based upon loan payoffs received and expected cash needed by the Partnership. Operating cash reserves combined with interest income received on short-term investments, proceeds from investment sales, and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net losses were $310,585 and $308,457 for the three months ended June 30, 1996 and 1995, respectively. The slight change was substantially due to decreases of $2,581,159 and $189,000 in net unrealized fair value of equity investments and secured notes receivable, respectively. These changes were mostly offset by a $2,953,247 decrease in realized losses from investment write-downs.

During the quarter ended June 30, 1996, the $68,883 increase in fair value of equity investments was primarily due to increases in medical and microelectronics industries, partially offset by decreases in industrial/business automation industry. In 1995, the $2,650,042 increase was primarily due to the write-downs of $2,958,247, mostly related to portfolio companies in the medical and retail/consumer product industries as these investments had been reflected with fair values less than cost.

The Partnership recorded decreases in fair values of secured notes receivable of $269,000 and $80,000 for the three months ended June 30, 1996 and 1995, respectively, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends.

There were no recoveries recorded in 1996. During the three months ended June 30, 1995, the recovery of $58,575 related to a portfolio company in the computers and computer equipment industry.

Secured notes receivable interest income totaled $758 in 1996, compared to $54,024 in 1995. The 1995 amount included nonrecurring warrant income of $45,000 from the Integrated Network Corporation warrant redemption. Secured notes receivable interest income in 1995 would have been $9,024 without such income. The decrease was primarily due to lower interest-bearing notes receivable balances.

Total operating expenses were $120,069 and $89,199 for the three months ended June 30, 1996 and 1995, respectively. The increase was mostly attributable to allocated overhead costs in 1996 as permitted by the Partnership Agreement.

Given the inherent risk associated with the business of the Partnership, the future performance of the borrowing companies may significantly impact the Partnership's future operations.

Current six months compared to corresponding six months in the preceding
- ------------------------------------------------------------------------
year
- ----

Net losses for the six months ended June 30, 1996 and 1995, were $247,063 and $285,043, respectively. The decrease in net loss was primarily attributable to a $2,953,247 decrease in realized losses from investment write-downs, mostly offset by a $2,438,369 decrease in the change in net unrealized fair value of equity investments, a $288,008 decrease in net realized gain from sales of equity investments, and a $90,000 decrease in the change in net unrealized fair value of secured notes receivable.

During the six months ended June 30, 1996, the $79,920 increase in fair value of equity investment was primarily due to increases in medical and microelectronics industries, partially offset by decreases in industrial/business automation industry. In 1995, the $2,518,289 increase was primarily due to the write-downs of $2,958,247, mostly related to portfolio companies in the medical and retail/consumer product industries as these investments had been reflected with a fair value less than cost.

During the six months ended June 30, 1996, the Partnership realized a gain of $30,189 primarily related to the sale of Hybridon Inc., and the closed Photon Dynamics short sale. In 1995, the realized gain of $318,197 primarily related to the sale of IKOS Systems, Inc., and the non-cash exercise of Primary Access Corporation warrants.

The Partnership recorded a decrease in the fair value of secured notes receivable of $191,000 and $101,000 for the six months ended June 30, 1996 and 1995, respectively, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends.

In 1996, secured notes receivable interest income was $2,725, compared to $71,292 in 1995, which included nonrecurring warrant income of $45,000 as discussed in the above section. The 1995 secured notes receivable interest income would have been $26,292 without such income. The decrease was primarily due to lower interest-bearing notes receivable balances.

Total operating expenses were $163,998 and $188,969 for the six months ended June 30, 1996 and 1995, respectively. As explained in Note 5 to the financial statements, the 1996 operating expenses were reduced by a $28,900 reimbursement of prior period collection expenses from a portfolio company in the medical industry. Had the reimbursement not been received, total operating expenses in 1995 would have been $192,898.

II.       OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Note 7 to the financial statements, there is pending litigation to which the Partnership is an indirect party.

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1996.

(b) Financial Data Schedule for the six months ended and as of June 30, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 9, 1996   By:         /s/Debbie A. Wong
                              -----------------------------------
                                     Debbie A. Wong
                                     Controller