Form 10-Q
period 1996-09-30
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1996-11-08
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                       September 30,      December 31,
                                          1996               1995
                                       -------------     -------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $741,412 and
  $832,586 in 1996 and 1995,
  respectively)                        $   295,412           577,586
 Equity investments (cost basis
  of $259,697 and $265,947 in
  1996 and 1995, respectively)             475,361           373,835
                                         ---------         ---------

   Total investments                       770,773           951,421

Cash and cash equivalents                  414,126           941,985

Other assets                                11,677             7,565
                                         ---------         ---------

   Total                               $ 1,196,576         1,900,971
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    66,767            30,700

Due to related parties                       7,785           420,507

Other liabilities                           37,349            59,181
                                         ---------         ---------

   Total liabilities                       111,901           510,388

Commitments and Contingencies
 (Notes 2 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of
  111,101 in both 1996 and 1995)         1,360,085         1,580,542
 General Partners                          (45,074)          (42,847)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable               (446,000)         (255,000)
   Equity investments                      215,664           107,888
                                         ---------         ---------

   Total partners' capital               1,084,675         1,390,583
                                         ---------         ---------

   Total                               $ 1,196,576         1,900,971
                                         =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                             For the Three                      For the Nine
                                             Months Ended                       Months Ended
                                             September 30,                      September 30,
                                      -----------------------------       -------------------------
                                              1996            1995            1996            1995
                                              ----            ----            ----            ----
Income:
 Secured notes receivable interest       $   1,125           1,430           3,850          72,722
 Short-term investment interest              5,546          12,774          19,871          31,327
                                           -------       ---------       ---------       ---------
  Total income                               6,671          14,204          23,721         104,049


Costs and expenses:
 Management fees                             5,718           9,383          19,942          31,116
 Other investment expenses                  29,040              --          29,040              --
 Operating expenses:
  Lending operations and investment
   management                                4,302          19,685          12,804          67,289
  Administrative and investor
   services                                 37,212          35,580         140,550         125,675
  Computer services                          9,106          12,977          34,636          43,236
  Professional fees                          7,994          12,311          34,622          33,322
                                           -------       ---------       ---------       ---------

   Total operating expenses                 58,614          80,553         222,612         269,522
                                           -------       ---------       ---------       ---------

 Total costs and expenses                   93,372          89,936         271,594         300,638
                                           -------       ---------       ---------       ---------

Net operating loss                         (86,701)        (75,732)       (247,873)       (196,589)

 Net realized gain from sales
  of equity investments                         --         221,102          30,189         539,299
 Realized losses from investment
  write-downs                                   --          (5,000)         (5,000)     (2,963,247)
 Recoveries from investments previously
  written off                                   --              --              --          58,575
                                           -------       ---------       ---------       ---------

Net realized (loss) income                 (86,701)        140,370        (222,684)     (2,561,962)

 Change in net unrealized
  fair value:
   Secured notes receivable                     --          26,000        (191,000)        (75,000)
   Equity investments                       27,856        (222,507)        107,776       2,295,782
                                           -------       ---------       ---------       ---------

Net loss                                 $ (58,845)        (56,137)       (305,908)       (341,180)
                                           =======       =========       =========       =========

Net realized (loss) income per Unit      $      (1)              1              (2)            (22)
                                           =======       =========       =========       =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------


                                 For the Nine Months Ended September 30,
                                 --------------------------------------
                                             1996           1995
                                             ----           ----
Cash flows from operating activities:
 Interest received                       $    23,721       118,348
 Cash paid to vendors                        (87,944)      (61,421)
 Cash received from affiliated
  partnerships                                 3,977         1,300
 Cash paid to related parties               (619,126)     (209,018)
 Reimbursement of collection expenses
  from a portfolio company                    28,900            --
                                           ---------       -------

  Net cash used by operating activities     (650,472)     (150,791)
                                           ---------       -------

Cash flows from investing activities:
 Secured notes receivable issued             (50,902)     (178,500)
 Repayments of secured notes receivable      142,076       202,150
 Proceeds from sales of equity
  investments                                 31,439       554,330
 Recoveries from investments previously
  written off                                     --        58,575
 Purchase of equity investments                   --          (960)
                                           ---------       -------

  Net cash provided by investing
   activities                                122,613       635,595
                                           ---------       -------

Cash flows from financing activities:
 Repurchase of limited partnership
  interest                                        --        (5,472)
                                           ---------       -------

  Net cash used by financing activities           --        (5,472)
                                           ---------       -------

Net (decrease) increase in cash and cash
 equivalents                                (527,859)      479,332

Cash and cash equivalents at beginning
 of year                                     941,985       534,644
                                           ---------      --------

Cash and cash equivalents at
 September 30                            $   414,126     1,013,976
                                           =========     =========


See accompanying notes to financial statements.

-----------------------------------------------

                                 For the Nine Months Ended September 30,
                                 --------------------------------------
                                           1996             1995
                                           ----             ----
Reconciliation of net loss
 to net cash used by
 operating activities:

Net loss                                $  (305,908)         (341,180)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Net realized gain from
   sales of equity investments              (30,189)         (539,299)
  Recoveries from investments
   previously written off                        --           (58,575)
  Realized losses from investment
   write-downs                                5,000         2,963,247
  Change in net unrealized fair value:
   Secured notes receivable                 191,000            75,000
   Equity investments                      (107,776)       (2,295,782)
  Amortization of discount related
   to warrants                                   --            (3,583)

Changes in:
  Accounts payable and accrued expenses      36,067           (15,843)
  Due to/from related parties              (412,722)           (1,259)
  Other liabilities                         (21,832)           (2,370)
  Other assets                               (4,112)           49,245
  Other changes, net                             --            19,608
                                          ---------         ---------

Net cash used by operating activities   $  (650,472)         (150,791)
                                          =========         =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of September 30, 1996, and December 31, 1995, and the related Statements of Operations for the three and nine months ended September 30, 1996 and 1995, and Statements of Cash Flows for the nine months ended September 30, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through September 30, 1996, supplement those included in the Annual Report on Form 10-K. Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.


2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1996 and 1995, were as follows:


                                                1996         1995
                                                ----         ----

Management fees                               $ 19,942      31,116

Reimbursable operating expenses                186,462     176,643


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. At September 30, 1996, and December 31, 1995, due to related parties totaled $7,785 and $420,507, respectively.

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

3.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding for the nine months ended September 30, 1996 and 1995, of 111,101 and 115,445, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1995, is included in the 1995 Annual Report. Activity from January 1 through September 30, 1996, consisted of



                                                             January 1 -
                                                         September 30, 1996
                                                         ------------------
                       Investment                        Cost          Fair
Industry/Company           Date          Position        Basis         Value
----------------       ----------        --------        -----         -----


Balance at January 1, 1996                             $  265,947      373,835
                                                        ---------      -------

Significant changes:

WARRANTS:

Biotechnology
-------------
Hybridon, Inc.            03/91       3,572 Common
                                      shares at $3.50;
                                      exercised 01/96      (1,250)     (16,074)

Medical
-------
Hemocleanse, Inc.         01/92       47,526 Common
                                      shares at $.50;
                                      expiring 01/97            0      118,815

STOCKS:

Industrial/Business Automation
------------------------------
Cyclean, Inc.             09/94-      51,024 Series D
                          04/96       Preferred shares          0     (124,791)
Cyclean of Los            03/95       Class A LLC Unit-
 Angeles, LLC                         11% ownership             0       (2,816)

Medical
-------
Hemocleanse, Inc.         03/95       20,999 Common
                                      shares                    0       43,677

Microelectronics
----------------
Celeritek, Inc.           05/94       13,847 Common
                                      shares                    0       65,453

Retail/Consumer Products
------------------------
S-TRON                    05/93       Subordinated note,
                                      $390,000 principal
                                      amount                   (0)          (0)
S-TRON                    05/93       390,000 Common
                                      shares                   (0)          (0)
S-TRON                    05/93       3,237,000 Series
                                      1 & 2 Preferred
                                      shares                   (0)          (0)
                                                        ---------      -------
Total significant changes                                  (1,250)      84,264

Other changes, net                                         (5,000)      17,262
                                                        ---------      -------

Total equity investments at September 30, 1996         $  259,697      475,361
                                                        =========      =======

</TABLE

Marketable Equity Securities
----------------------------

At September 30, 1996, and December 31, 1995, marketable equity securities had aggregate costs of $101,591 and $78,845, respectively, and aggregate market values of $282,370 and $145,132, respectively. The unrealized gains at September 30, 1996, and December 31, 1995, did not include any gross losses.

Celeritek, Inc.
---------------

The Partnership recorded an increase in fair value of $65,453 to reflect the unrestricted market price at September 30, 1996.

Cyclean, Inc./Cyclean of Los Angeles, LLC
-----------------------------------------

During the second quarter of 1996, the Partnership received a stock dividend of 6,297 Series D Preferred shares. Subsequently, the Managing
General Partner determined that the fair value of the Partnership's investment has declined and accordingly, the Partnership recorded a $127,607 decrease in fair value at September 30, 1996.

Hemocleanse, Inc.
-----------------

The Partnership recorded a total increase in fair value of $162,492 for its warrant and common stock investment, based on the valuation set at the most recent round of financing in which third parties participated.

Hybridon, Inc.
--------------

In January of 1996, Hybridon, Inc., completed its initial public offering. The Partnership exercised its warrant holdings without cash and received 2,532 shares of common stock, which were subsequently sold for total proceeds of $22,549. The total realized gain from these transactions was $21,299.

S-TRON
------

The company was unsuccessful in its efforts to obtain a major government contract; as a result, company operations ceased during March of 1996.
This investment, which had previously been written off, is no longer held by the Partnership.

Other Equity Investments
------------------------

In May of 1996, the Partnership sold 6,773 Photon Dynamics common shares borrowed from an outside brokerage firm and subsequently closed its open position with purchases on the open market. These transactions resulted in a realized gain of $8,890 and the Partnership maximized its gain based upon an evaluation of the prevailing market conditions.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1996, through September 30, 1996, consisted of:




Balance at January 1, 1996                          $ 577,586

1996 activity:

Secured notes receivable issued                        50,902
Repayment of secured notes receivable                (142,076)
Increase in allowance for loan losses                (191,000)
                                                      -------

Total secured notes receivable, net,
 at September 30, 1996                              $ 295,412
                                                      =======


The Partnership had no accrued interest at September 30, 1996, and December 31, 1995.

Changes in the allowance for loan losses were as follows:



Balance at January 1, 1996                           $255,000

Change in net unrealized fair value
 of secured notes receivable                          191,000
                                                      -------

Balance at September 30, 1996                        $446,000
                                                      =======


The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

Secured notes receivable of $741,412 and $832,586 were on nonaccrual status due to uncertainty of certain borrowers' financial conditions at September 30, 1996, and December 31, 1995, respectively. The Managing General Partner continues to monitor the progress of these companies. The fair value at September 30, 1996, reflected the Managing General Partner's estimate of collectibility of these notes.

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

All notes are secured by specific assets of the borrowing company. The interest rates on notes issued during the nine months ended September 30, 1996, ranged from 12% to 14%.

6.     Cash and Cash Equivalents
       -------------------------

At September 30, 1996, and December 31, 1995, cash and cash equivalents consisted of:


                                              1996            1995
                                              ----            ----

Demand and brokerage accounts               $  2,401             --
Money market accounts                        411,725        941,985
                                             -------        -------

     Total                                  $414,126        941,985
                                             =======        =======


7.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1996, the Partnership had unfunded commitments of $4,500 related to term note financing to an existing borrowing company.

During the third quarter of 1996, the lawsuit discussed below was dismissed. Other investment expenses of $29,040 recorded in the third quarter of 1996 reflected the participated costs incurred by the Partnership related to this legal action.

In June of 1996, a lawsuit was filed by a third party in the Los Angeles County Superior Court against an affiliated partnership, the Managing General Partner and certain of its officers, and Cyclean, Inc., a portfolio company in the industrial/business automation industry. The Partnership participated in investments to the portfolio company with the affiliated partnership. The third party asserted claims for interference with contractual relations against the defendants. The plaintiff further alleged that the affiliated partnership agreed to purchase its interest in an entity partially owned by the plaintiff and sought unspecified damages against the affiliated partnership and its affiliates.

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1996, net cash used by operating activities totaled $650,472. The Partnership paid management fees of $19,942 to the Managing General Partner, reimbursed related parties for operating expenses of $599,184, and received $3,977 from affiliated partnerships for net loan participations. Other operating expenses of $87,944 were paid and interest income of $23,721 was received. In addition, the Partnership received a collection expense reimbursement of $28,900 from a portfolio company.

During the nine months ended September 30, 1996, the partnership issued $50,902 in secured notes receivable mostly to portfolio companies in the computers and computer equipment industry. Repayments of notes receivable provided cash of $142,076 and proceeds from investment sales totaled $31,439. As of September 30, 1996, the Partnership was committed to fund $4,500 related to term note financing to an existing borrowing company.

Each June, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any Units tendered is subject to the restrictions stated in the Partnership Agreement. As of September 30, 1996, requests to repurchase approximately 1,200 Units had been received. The amount to be offered for the Unit repurchases is $10 per Unit and will be paid in the fourth quarter of 1996.

Cash and cash equivalents at September 30, 1996, were $414,126. Distributions will fluctuate in the future based upon loan payoffs received and expected cash needed by the Partnership. Operating cash reserves combined with interest income received on short-term investments, proceeds from investment sales, and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations through the next twelve months.


Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $58,845 and $56,137 for the three months ended September 30, 1996 and 1995, respectively. The slight change was substantially due to a $221,102 decrease in net realized gain from sales of equity investments, offset by an increase of $250,363 in net unrealized fair value of equity investments.

No realized gain from sales of equity investments was recorded during the three months ended September 30, 1996. During the same period in 1995, the Partnership recorded a net realized gain of $221,102 related to the sale of its 3Com Corporation stock.

During the quarter ended September 30, 1996, the $27,856 increase in the equity investment fair value was mainly due to portfolio companies in the microelectronics and telecommunication industries. During the same period in 1995, the $222,507 decrease was primarily due to sales of 3Com Corporation stock as gains were realized.

Total operating expenses were $58,614 and $80,553 for the three months ended September 30, 1996 and 1995, respectively. The decrease was primarily attributable to lower lending operations and investment management expenses as a result of lower overall portfolio activity.

Given the inherent risk associated with the business of the Partnership, the future performance of the borrowing companies may significantly impact the Partnership's future operations.

Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net losses for the nine months ended September 30, 1996 and 1995, were $305,908 and $341,180, respectively. The decrease in net loss was primarily attributable to a $2,958,247 decrease in realized losses from investment write-downs, mostly offset by a $2,188,006 decrease in the change in net unrealized fair value of equity investments, a $509,110 decrease in net realized gain from sales of equity investments, and a $116,000 decrease in the change in net unrealized fair value of secured notes receivable.

During the nine months ended September 30, 1996, the $107,776 increase in equity investment fair value was primarily due to increases in the medical and microelectronics industries, partially offset by decreases in industrial/business automation industry. In 1995, the $2,295,782 increase was primarily due to the write-downs of $2,963,247, mostly related to portfolio companies in the medical and retail/consumer product industries as these investments had been reflected with a fair value less than cost.

During the nine months ended September 30, 1996, the Partnership realized a gain of $30,189 mainly from the sale of Hybridon, Inc., and the closed Photon Dynamics short sale. In 1995, the realized gain of $539,299 primarily related to the sale of equity investments in IKOS Systems, Inc., and 3Com Corporation.

The Partnership recorded decreases of $191,000 and $75,000 in the fair value of secured notes receivable in 1996 and 1995, respectively, based upon the levels of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends.

In 1996, secured notes receivable interest income was $3,850, compared to $72,722 in 1995, which included nonrecurring warrant income of $45,000 from the Integrated Network Corporation warrant redemption. The 1995 secured notes receivable interest income would have been $27,722 without such income. The decrease from $27,722 was primarily due to lower interest-bearing notes receivable balances.

Total operating expenses were $222,612 and $269,522 for the nine months ended September 30, 1996 and 1995, respectively. As explained in Note 5 to the financial statements, the 1996 operating expenses were reduced by a $28,900 reimbursement of prior period collection expenses from a portfolio company in the medical industry. Had the reimbursement not been received, total operating expense in 1996 would have been $251,512. The decrease from $251,512 was primarily due to lower lending operations and investment management expenses from reduced overall portfolio activities.


II.  OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Note 7 to the financial statements, the legal action previously reported in the second quarter, 1996, Form 10-Q has been dismissed.

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1996.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 8, 1996 By:          /s/Debbie A. Wong
                              -----------------------------------
                                     Debbie A. Wong
                                     Controller