Form 10-K
period 1996-12-31
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1997-03-31
CIK 764062

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.                           [ ]

No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.

Documents incorporated by reference: Portions of the Prospectus dated May 5, 1986, forming a part of Registration Statement No. 2-96022 under the Securities Act of 1933 are incorporated by reference in Parts I and III, hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992, are incorporated by reference in Part III hereof.

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

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

Except as disclosed in Note 8 to the financial statements, there are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1996.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1996, there were 5,924 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's
Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                        For the Years Ended and As of December 31,
                           -----------------------------------------------------------------
                              1996         1995           1994         1993          1992
                              ----         ----           ----         ----          ----
Total income               $    28,460      188,104       156,925      376,496     1,312,184
Net operating (loss)
 income                       (342,248)    (791,505)     (446,132)    (409,865)       94,594
Net realized gain from sales
 of equity investments          30,189      540,349       355,016           --       743,567
Realized losses from
 investment write-downs         (5,000)  (2,988,395)     (514,251)  (5,320,352)     (715,875)
Recoveries from investments
 previously written off             --           --        45,290       80,357            --
Net realized (loss)
 income                       (317,059)  (3,239,551)     (560,077)  (5,649,860)      122,286
Change in net unrealized
 fair value:
  Equity investments            96,606    2,389,463    (2,127,420)   2,295,838    (2,959,810)
  Secured notes receivable    (185,000)     (20,000)      549,000      660,000      (654,696)
Net loss                      (405,453)    (870,088)   (2,138,497)  (2,694,022)   (3,492,220)
Net realized (loss)
 income per Unit                    (3)         (28)           (5)         (48)            1
Total assets                 1,047,088    1,900,971     2,270,238    4,424,424     8,768,510
Distributions declared              --           --            --      900,092     2,700,080
Distributions declared
 per Unit (1)                       --           --            --            8            23

(1) Calculation is based on weighted average number of Limited Partner Units outstanding during the year.


Refer to financial statement notes entitled "Summary of Significant Accounting Policies" and "Allocation of Profits and
Losses" for a description of the method of calculation for net realized (loss) income per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Liquidity and Capital Resources
-------------------------------

In 1996, net cash used by operating activities totaled $778,116. The Partnership paid management fees of $25,365 to the Managing General Partner, reimbursed related parties for operating expenses of $639,924, and received $3,977 from affiliated partnerships for net loan participations. Other operating expenses of $191,554 were paid and interest income of $28,460 was received. In addition, the Partnership received a collection expense reimbursement of $46,290 from portfolio companies.

During 1996, the partnership issued $50,902 in secured notes receivable primarily to portfolio companies in the computers and computer equipment industry. Repayments of notes receivable provided cash of $162,764 and proceeds from investment sales totaled $31,439. The Partnership also purchased an equity investment for $3,300. As disclosed in Note 8 to the financial statements, the Partnership is an indirect party to litigation, of which the probability and amount of loss, if any, is not presently determinable.

Beginning in 1991, the Partnership entered the liquidation stage and began to distribute its available cash. The Partnership has distributed a major portion of its available cash and is now at the stage in its liquidation process where future distributions are primarily dependent on loan repayments and equity investment sales.

Cash and cash equivalents at December 31, 1996, were $291,452.
Operating cash reserves, proceeds from sales of equity investments, repayments of secured notes receivable, and Managing General Partner's support are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

1996 compared to 1995
---------------------

Net losses for 1996 and 1995 were $405,453 and $870,088,
respectively. The improvement was primarily attributable to a $2,983,395 decrease in realized losses from investment write-downs and a $648,464 decrease in operating expenses, mostly offset by a $2,292,857 decrease in the change in net unrealized fair value of equity investments, and a $510,160 decrease in net realized gain from sales of equity investments.

Investment write-downs in 1996 and 1995 totaled $5,000 and $2,988,395, respectively. The 1995 write-down related to equity investments in portfolio companies in the medical and retail/consumer product industries.

Total operating expenses were $281,002 and $929,466 in 1996 and 1995, respectively. As discussed in Note 4 to the financial statements, the 1995 operating expenses included additional administrative and investor services expenses of $598,415. The 1996 operating expenses, as discussed in Note 7 to the financial statements, included expense reimbursements of $46,290. Had the 1996 reimbursements not occurred and had the 1995 additional expenses been recorded in prior years, the 1996 and 1995 total operating expenses would have been $327,292 and $369,042, respectively. The decrease was primarily due to lower administrative and investor services, and lending operations and investment management expenses from reduced overall portfolio activities.

During 1996, the Partnership recorded an increase of $96,606 in equity investment fair value primarily due to increases in the medical, microelectronics, and telecommunications industries, partially offset by decreases in the industrial/business automation industry. In 1995, the $2,389,463 increase was mostly due to the reversal of unrealized losses, which were realized as investment write-downs as discussed above.

During 1996, the Partnership realized a gain of $30,189 mainly from the sale of Hybridon, Inc., stock. In 1995, the realized gain of $540,349 primarily related to the sale of equity investments in IKOS Systems, Inc., and 3Com Corporation.

The Partnership recorded secured notes receivable fair value decreases of $185,000 and $20,000 in 1996 and 1995, respectively, based upon the levels of loan loss reserves deemed adequate by the Managing General Partner at the respective year ends.

In 1996, secured notes receivable interest income was $3,850 compared to $142,791 in 1995; the 1995 amount included nonrecurring warrant income of $45,000 from the Integrated Network Corporation warrant redemption. The 1995 secured notes receivable interest income would have been $97,791 without such income. The remaining decrease was primarily due to lower interest-bearing notes receivable balances. At December 31, 1996, the remaining portfolio was on non-accrual status due to uncertainty of the borrowers' financial conditions.

Given the inherent risk associated with the business of the Partnership, the future performance of portfolio company investments may significantly impact future operations.

1995 compared to 1994
---------------------

Net losses for 1995 and 1994 were $870,088 and $2,138,497,
respectively. The decrease in net loss was primarily attributable to a $4,516,883 increase in the change in net unrealized fair value of equity investments and a $185,333 increase in net realized gain from sales of equity investments. These changes were partially offset by a $2,474,144 increase in realized losses from investment write-downs, a $569,000 decrease in the change in the net unrealized fair value of secured notes receivable, and a $414,043 increase in total operating expenses.

In 1995, the increase in net unrealized fair value of equity investments of $2,389,463 was mostly due to the reversal of unrealized losses, which were realized from investment write-downs for portfolio companies in the medical and retail/consumer product industries. Realized losses from investment write-downs were $2,988,395 and $514,251 in 1995 and 1994, respectively; the
1994 write-downs primarily related to an equity investment in the medical industry. The 1994 decrease in fair value of $2,127,420 was primarily due to the conversion of notes receivable to equity investments at fair values lower than cost for a portfolio company in the medical industry.

During 1995, the Partnership recorded a net realized gain of $540,349 primarily from the sale of IKOS Systems, Inc., and 3Com
Corporation. The $355,016 net realized gain recorded in 1994 was mainly from the sale of Micro Decisionware, Inc.

The Partnership recorded a decrease in the fair value of secured notes receivable of $20,000 in 1995, compared to an increase of $549,000 in 1994, based upon the levels of loan loss reserves deemed adequate by the Managing General Partner at the respective year ends. The 1994 increase primarily related to the conversion of notes receivable to equity investments as discussed above.

Total operating expenses were $929,466 and $515,423 in 1995 and 1994, respectively. As discussed in Note 4 to the financial statements, had the additional operating expenses been recorded in prior years, the 1995 and 1994 total operating expenses would have been $369,042 and $556,196, respectively. The decrease was primarily due to lower lending operations and investment management expenses, and administrative and investor services expenses from reduced overall portfolio activities.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in Item
14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Technology Funding Ltd., a California limited partnership ("TFL"), and Technology Funding Inc., a California corporation ("TFI"), and wholly owned subsidiary of TFL, are the General Partners of the Partnership. TFI is the Managing General Partner. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Medical Partners I, L.P. Prospectus, as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002, dated October 30, 1992, which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1996, the Partnership incurred $25,365 in management fees. The management fees are designed to compensate the General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1996. General Partner Overhead includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the General Partners in performing their obligations to the Partnership.

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
FORM 8-K
--------

(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1996 and 1995
Statements of Operations for the years ended
December 31, 1996, 1995 and 1994
Statements of Partners' Capital for the years ended
December 31, 1996, 1995 and 1994
Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994
Notes to Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits

Registrant's Amended and Restated Limited Partnership
Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated May 5, 1986, included in
Registration Statement No. 2-96022 filed pursuant to Rule
424(b) of the General Rules and Regulations under the Securities Act of 1933).

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1996.

(c) Financial Data Schedule for the year ended and as of December 31, 1996 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


The Partners
Technology Funding Secured Investors I:


We have audited the accompanying balance sheets of Technology Funding Secured Investors I (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain loans and securities owned, by correspondence with the individual borrowing and investee companies, and a physical examination of securities held by a safeguarding agent as of December 31, 1996 and 1995. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Secured Investors I as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



San Francisco, California
March 27, 1997                                   /S/KPMG Peat Marwick LLP

BALANCE SHEETS
--------------


                                                  December 31,
                                       -------------------------------
                                            1996               1995
                                            ----               ----
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $720,724 and
  $832,586 in 1996 and 1995,
  respectively)                         $  280,724           577,586
 Equity investments (cost basis
  of $262,997 and $265,947 in
  1996 and 1995, respectively)             467,491           373,835
                                         ---------         ---------

     Total investments                     748,215           951,421

Cash and cash equivalents                  291,452           941,985

Other assets                                 7,421             7,565
                                         ---------         ---------

     Total                              $1,047,088         1,900,971
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   36,000            30,700

Due to related parties                      31,990           420,507

Other liabilities                            6,386            59,181
                                         ---------         ---------

     Total liabilities                      74,376           510,388

Commitments, contingencies,
 and subsequent event
 (Notes 4, 8 and 10)

Partners' capital:
 Limited Partners
   (Units outstanding of 109,904 and
   111,101 in 1996 and 1995,
   respectively)                         1,254,236         1,580,542
 General Partners                          (46,018)          (42,847)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable               (440,000)         (255,000)
   Equity investments                      204,494           107,888
                                         ---------         ---------

     Total partners' capital               972,712         1,390,583
                                         ---------         ---------

    Total                               $1,047,088         1,900,971
                                         =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------


                                      For the Years Ended December 31,
                                   -------------------------------------
                                       1996         1995         1994
                                       ----         ----         ----

Income:
 Secured notes receivable
  interest                        $     3,850      142,791       130,413
 Short-term investment interest        24,610       45,313        24,090
 Other income                              --           --         2,422
                                    ---------    ---------     ---------
  Total income                         28,460      188,104       156,925

Costs and expenses:
 Management fees                       25,365       40,172        71,504
 Other investment expenses             64,341        9,971        16,130
 Operating expenses:
   Administrative and investor
    services                          170,359      755,568       236,113
   Lending operations and
    investment management               9,298       74,232       167,991
   Computer services                   62,872       57,297        74,974
   Professional fees                   38,473       42,369        36,345
                                    ---------    ---------     ---------

   Total operating expenses           281,002      929,466       515,423
                                    ---------    ---------     ---------

 Total costs and expenses             370,708      979,609       603,057
                                    ---------    ---------     ---------

Net operating loss                   (342,248)    (791,505)     (446,132)

 Net realized gain from sales of
  equity investments                   30,189      540,349       355,016
 Realized losses from
  investment write-downs               (5,000)  (2,988,395)     (514,251)
 Recoveries from investments
  previously written off                   --           --        45,290
                                    ---------    ---------     ---------
Net realized loss                    (317,059)  (3,239,551)     (560,077)

 Change in net unrealized
  fair value:
   Equity investments                  96,606    2,389,463    (2,127,420)
   Secured notes receivable          (185,000)     (20,000)      549,000
                                    ---------    ---------     ---------

Net loss                          $  (405,453)    (870,088)   (2,138,497)
                                    =========    =========     =========

Net realized loss
   per Unit                       $        (3)         (28)           (5)
                                    =========    =========     =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1996, 1995 and 1994:

                                                         Net Unrealized Fair Value
                                                       Increase (Decrease) From Cost
                                                       -----------------------------
                                   Limited      General      Equity   Secured Notes
                                  Partners     Partners    Investments  Receivable    Total
                                  --------     --------    -----------  ----------    -----

Partners' capital,
 December 31, 1993               $ 5,439,172  (183,214)    (154,155)   (784,000)   4,317,803

Repurchase of limited
 partnership interests               (17,745)       --           --          --      (17,745)

Net realized loss                   (554,476)   (5,601)          --          --     (560,077)

Change in net unrealized fair
 value:
  Equity investments                      --        --   (2,127,420)         --   (2,127,420)
  Secured notes receivable                --        --           --     549,000      549,000
                                  ----------   -------    ---------   ---------   ----------

Partners' capital,
 December 31, 1994                 4,866,951  (188,815)  (2,281,575)   (235,000)   2,161,561

General Partner capital
 contribution                             --   178,364           --          --      178,364

Repurchase of limited
 partnership interests               (79,254)       --           --          --      (79,254)

Net realized loss                 (3,207,155)  (32,396)          --          --   (3,239,551)

Change in net unrealized fair
 value:
  Equity investments                      --        --    2,389,463          --    2,389,463
  Secured notes receivable                --        --           --     (20,000)     (20,000)
                                  ----------   -------    ---------   ---------   ----------

Partners' capital,
 December 31, 1995                 1,580,542   (42,847)     107,888    (255,000)   1,390,583

Repurchase of limited
 partnership interests               (12,418)       --           --          --      (12,418)

Net realized loss                   (313,888)   (3,171)          --          --     (317,059)

Change in net unrealized fair
 value:
  Equity investments                      --        --       96,606          --       96,606
  Secured notes receivable                --        --           --    (185,000)    (185,000)
                                  ----------   -------    ---------   ---------   ----------

Partners' capital,
 December 31, 1996               $ 1,254,236   (46,018)     204,494    (440,000)     972,712
                                  ==========   =======    =========   =========   ==========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                    For the Years Ended December 31,
                                  ------------------------------------
                                       1996       1995         1994
                                       ----       ----         ----

Cash flows from operating
  activities:
 Interest received                $  28,460       191,582      180,083
 Cash paid to vendors              (191,554)      (77,921)    (198,895)
 Cash paid to related parties      (665,289)     (266,517)    (445,321)
 Cash received from (paid to)
  affiliated partnerships             3,977        (2,677)      (5,058)
 Reimbursements of collection
  expenses from portfolio
  companies                          46,290            --           --
                                    -------     ---------    ---------
    Net cash used by
     operating activities          (778,116)     (155,533)    (469,191)
                                    -------     ---------    ---------

Cash flows from investing
  activities:
 Secured notes receivable issued    (50,902)     (193,000)    (347,000)
 Repayments of secured notes
  receivable                        162,764       279,748      406,773
 Proceeds from sales of equity
  investments                        31,439       556,341      418,020
 Recoveries from investments
  previously written off                 --            --       45,290
 Purchase of equity investments      (3,300)         (961)     (69,633)
                                    -------     ---------    ---------

  Net cash provided by investing
   activities                       140,001       642,128      453,450
                                    -------     ---------    ---------

Cash flows from financing
  activities:
 Repurchase of limited
  partnership interests             (12,418)      (79,254)     (17,745)
                                    -------     ---------    ---------

  Net cash used by financing
   activities                       (12,418)      (79,254)     (17,745)
                                    -------     ---------    ---------

Net (decrease) increase in
 cash and cash equivalents         (650,533)      407,341      (33,486)

Cash and cash equivalents at
 beginning of year                  941,985       534,644      568,130
                                    -------     ---------    ---------

Cash and cash equivalents at
 end of year                      $ 291,452       941,985      534,644
                                    =======     =========    =========

See accompanying notes to financial statements.

-----------------------------------

                                      For the Years Ended December 31,
                                   ------------------------------------
                                     1996            1995          1994
                                     ----            ----          ----
Reconciliation of net loss
 to net cash used by
 operating activities:

Net loss                          $  (405,453)     (870,088) (2,138,497)

Adjustments to reconcile net
 loss to net cash used
  by operating activities:
  Net realized gain from sales of
   equity investments                 (30,189)     (540,349)   (355,016)
  Amortization of discount
   related to warrants                     --       (14,766)     (1,042)
  Realized losses from investment
   write-downs                          5,000     2,988,395     514,251
  Recoveries from investments
   previously written off                  --            --     (45,290)
  Change in net unrealized
   fair value:
    Equity investments                (96,606)   (2,389,463)  2,127,420
    Secured notes receivable          185,000        20,000    (549,000)

Changes in:
  Accrued interest on secured and
   convertible notes receivable            --        13,244      24,200
  Other assets                            144        55,096     (46,973)
  Due to/from related parties        (388,517)      597,735      (2,773)

  Other liabilities                   (52,795)       (1,139)      4,016
  Other, net                            5,300       (14,198)       (487)
                                    ---------     ---------   ---------

Net cash used by
  by operating activities         $  (778,116)     (155,533)   (469,191)
                                    =========     =========   =========

Non-cash investing activities:

Additions to equity investments   $        --        73,085      51,706
                                    =========     =========   =========

Conversion of secured notes
 receivable to equity investments $        --         2,816   2,082,107
                                    =========     =========   =========

Non-cash exercise of warrants     $     8,497        63,330      15,378
                                    =========     =========   =========

Non-cash financing activities:

General Partner capital
 contribution (see Note 4)        $        --       178,364          --
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

The registration statement of the Partnership, filed with the Securities and Exchange Commission, became effective and the Partnership commenced selling units of limited partnership interest ("Units") on May 31, 1985. On September 9, 1985, the minimum number of Units required to form the Partnership (4,800) were sold. On May 31, 1987, the offering terminated with 117,496 Units sold, generating $29,372,475 in cash from Limited Partners and $29,399 from the General Partners. The Partnership Agreement provides that the Partnership will continue until December 31, 2004, unless terminated sooner.

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

The financial statements include marketable and non-marketable investments of $748,215 and $951,421 (77% and 68% of partners' capital) as of December 31, 1996 and 1995, respectively. For the non-marketable investments, the Managing General Partner has estimated the fair value of such investments in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material. In addition, for certain publicly traded investments that may not be marketable due to selling restrictions, the Managing General Partner has applied an illiquidity discount of up to 33% in determining fair value as discussed below.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts, accounts maintained with brokers, commercial paper, and money market instruments and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The Partnership's total tax basis in investments was higher than the reported total cost basis of $983,721 by $3,108,906 as of December 31, 1996.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding for the years ended December 31, 1996, 1995 and 1994, of 110,802, 115,009 and 115,883, respectively, into the total net realized income (loss) allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of the total Limited Partner capital contributions and did not receive any Partnership Units.

Investments:
-----------

In accordance with generally accepted accounting principles, the Partnership's method of accounting for investments is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Secured Notes Receivable, Net
     -----------------------------

The secured notes receivable portfolio includes accrued interest less the discount related to warrants and the allowance for loan losses. The portfolio approximates fair value through inclusion of an allowance for loan losses. Allowance for loan losses is reviewed quarterly by the Managing General Partner and is adjusted to a level deemed adequate to cover possible losses inherent in notes receivable and unfunded commitments. Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partner, the future collectibility of interest or principal is in doubt.

In conjunction with certain secured notes, upon note issuance or restructure, the Partnership has received warrants to purchase certain types of capital stock or capital stock of the borrowing company. The cost basis of such warrants and the resulting discount has been estimated by the Managing General Partner to be 1% of the principal balance of the original notes made to the borrowing company. The cost basis of capital stock and the resulting discount are generally based on the valuation set at the latest round of financing. The discount is amortized to interest income on a straight-line basis over the term of the loan. These warrants and capital stock are included in the equity investment portfolio.

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of restrictions. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

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

The Partnership does not consolidate the financial statements of a portfolio company, MARCorp, in which it has an 80% ownership interest. The Managing General Partner believes that the accounting for this majority owned portfolio company on the fair value basis more appropriately represents the economic impact of the effect of MARCorp's operations on the Partnership, and is more consistent with the nature of the Partnership's business.

For the fiscal year ended September 30, 1996, MARCorp's unaudited financial statements reported total revenues of approximately $4.4 million, a net loss of approximately $0.9 million, and a net working capital deficit of approximately $0.1 million. The Partnership and other affiliated partnership have secured notes invested in MARCorp. At September 30, 1996, when the effect of these secured notes are eliminated, MARCorp had net equity of approximately $3.4 million (unaudited), the majority of which was attributable to the affiliated partnerships' security interest. At December 31, 1996, the Partnership reflected its corresponding secured notes receivable from MARCorp at a fair value of $343,000. The Partnership's equity investments in MARCorp were written off in prior years.

Non-cash Exercise of Warrants
-----------------------------

Periodically, the Partnership may acquire stock through the non-cash exercise of warrants. Upon the non-cash exercise of warrants, the Partnership recorded net realized gains of $8,497, $63,330, and $15,378, during 1996, 1995, and 1994, respectively, as a result of the underlying stock prices at the date of exercise. These amounts are included in net realized gain from sale of equity investments in the Statements of Operations.

Distributions
-------------

Distributions made to the Limited Partners are made among such partners in the proportion their respective capital accounts bear to the total of all capital accounts of the group. Future distributions will be dependent upon available cash from loan repayments and equity investment sales. After a reasonable amount of time, unnegotiated distribution checks, if any, are recorded as other liabilities on the Balance Sheets.

Reclassification
----------------

Certain prior year balances have been reclassified to conform with the 1996 financial statement presentation.

2.     Financing Partnership Operations
       --------------------------------

The Managing General Partner expects that cash received from liquidation of Partnership investments will provide the necessary liquidity to fund Partnership operations. Until such future proceeds are received, the Partnership will be dependent upon the financial support of the Managing General Partner to fund operations. The Managing General Partner has committed to this support in the form of short-term cash advances.

3.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the Partnership's accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

                                     For the Years Ended December 31,
                                     ---------------------------------
                                       1996         1995        1994
                                       ----         ----        ----
Increase in fair value from cost
 of marketable equity securities  $   156,162      66,287      150,206

Increase (decrease) in fair value
 from cost of non-marketable
 equity securities                     48,332      41,601   (2,431,781)
                                    ---------   ---------    ---------

Net unrealized fair value
 increase (decrease) from cost
 at end of year                       204,494     107,888   (2,281,575)

Net unrealized fair value
 increase (decrease) from cost at
 beginning of year                    107,888  (2,281,575)    (154,155)
                                    ---------   ---------    ---------

Change in net unrealized
 fair value of equity
 investments                      $    96,606   2,389,463   (2,127,420)
                                    =========   =========    =========

4.     Related Party Transactions
       --------------------------

Included in costs and expenses are related party costs as follows:

                                     For the Years Ended December 31,
                                   -----------------------------------
                                    1996           1995          1994
                                    ----           ----          ----

Management fees                   $ 25,365        40,172        71,504
Reimbursable operating expenses:
 Administrative and investor
  services                         146,997       724,250       190,587
 Lending operations and
  investment management             41,538        42,533       105,483
 Computer services                  62,872        57,297        74,974

Management fees, payable quarterly, are equal to one-half of one percent of Partnership assets under management. Management fees compensate the Managing General Partner solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation, management, and progress of Partnership loans to borrowing companies and its portfolio of warrants and capital stock of borrowing companies, as well as for the general administration of the Partnership. Currently, management fees are only paid to the extent that the aggregate amount of all proceeds (including warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable.

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. At December 31, 1996 and 1995, due to related parties for such expenses were $31,990 and $420,507, respectively. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partner determined that it had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services costs of $598,415, which were not previously recognized by the Partnership. This charge consisted of $37,991, $40,773 and $519,651 related to 1995, 1994 and prior years, respectively. If this charge had been recorded in prior years, total operating expenses would have been $369,042 and $556,196 for 1995 and 1994, respectively. At December 31, 1995, $178,364 of the $598,415 was recorded as a General Partner capital contribution to eliminate the General Partner tax capital account deficit.

Under the terms of a computer support agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

Within the normal course of business, the Partnership participates in secured notes receivable granted to non-affiliated borrowing companies by affiliated partnerships which are also managed by the General Partners. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At December 31, 1996, no amounts were due to or from affiliated partnerships. At December 31, 1995, $3,977 was due from affiliated partnerships and was included in other assets.

In order to increase the future investment returns to the Partnership, a portfolio company of the Partnership and affiliated partnerships has entered into a joint venture with the General Partners to perform investment recovery efforts. The General Partners have agreed to waive any "post conversion" profit interest in the Partnership attributable to any such recoveries for a share of the joint venture net profits. The post conversion profit is pursuant to, and as defined in, the profit and loss provisions of the Partnership's Partnership Agreement. The joint venture documents are subject to review by legal counsel for the Partnership to ensure conformity with the terms of the Partnership Agreement.

In 1995 and 1994, TFL had a sublease rental agreement with a Partnership portfolio company in the computers and computer equipment industry. The terms of this agreement were similar to those which would apply to an unrelated party. This agreement was terminated in the fourth quarter of 1995.

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

6.     Equity Investments
       ------------------

At December 31, 1996 and 1995, equity investments consisted of:


                                                   December 31, 1996       December 31, 1995
                                                   -----------------       -----------------
                    Investment                     Cost        Fair        Cost         Fair
Industry/Company       Date      Position          Basis       Value       Basis       Value
----------------    ----------   --------          -----       -----       -----       -----
WARRANTS:

Biotechnology
-------------
Biocircuits          01/91       2,500 Common
                                 shares at $8.00;
                                 expired 01/96     $     --          --           0        300
Hybridon, Inc.       03/91       3,572 Common
                                 shares at $3.50;
                                 exercised 01/96         --          --       1,250     16,074

Industrial/Business Automation
------------------------------
Cyclean, Inc.        09/87       75,591 Common
                                 shares at $2.74;
                                 expiring 04/01           0           0           0          0
Cyclean, Inc.        04/88       53,994 Common
                                 shares at $2.74;
                                 expiring 04/01           0           0           0          0
Cyclean, Inc.        01/89       10,799 Common
                                 shares at $2.74;
                                 expiring 04/01           0           0           0          0
Cyclean, Inc.        06/90       29,032 Common
                                 shares at $3.10;
                                 expiring 06/00           0           0           0          0
Cyclean, Inc.        03/91       53,563 Common
                                 shares at $3.10;
                                 expiring 04/01           0           0           0          0
Cyclean, Inc.        07/92       6,643 Common
                                 shares at $3.10;
                                 expiring 07/02           0           0           0          0
Cyclean, Inc.        09/94       3,822 Common
                                 shares at $4.00;
                                 expiring 03/99           0           0           0          0

Medical
-------
Hemocleanse, Inc.    01/92       47,526 Common
                                 shares at $.50;
                                 expiring 01/97           0     118,815           0          0

Semiconductor Equipment
-----------------------
Etec Systems, Inc.   10/91       512 Common
                                 shares at $4.88;
                                 exercised 12/96         --          --           0          0

Telecommunications
------------------
Integrated Network   06/91       2,941 Common
 Corporation                     shares at $17.00;
                                 expired 06/96           --          --       5,000          0
                                                    -------     -------     -------    -------
Total warrants                                            0     118,815       6,250     16,374
                                                    -------     -------     -------    -------

STOCKS:

Computers and Computer Equipment
--------------------------------
Censtor Corporation  05/95       21,178 Common
                                 shares              11,179      11,179      11,179     11,179
MARCorp              12/89       1,177,438 Series A
                                 Preferred shares         0           0           0          0
MARCorp              05/92       Convertible
                                 Subordinated
                                 Debenture,
                                 $2,813,898
                                 principal amount         0           0           0          0
MARCorp              02/93       368,119 Series A
                                 Preferred shares         0           0           0          0

Industrial/Business Automation
------------------------------
Cyclean, Inc.        09/94       18,532 Series D
                                 Preferred shares    45,325           0      51,706     51,706
Cyclean, Inc.        01/95       26,195 Series D
                                 Preferred shares    64,066           0      73,085     73,085
Cyclean, Inc.        04/96       6,297 Series D
                                 Preferred shares    15,400           0          --         --
Cyclean of           03/95       Class A LLC Unit-
 Los Angeles, LLC                11% ownership        2,816           0       2,816      2,816

Medical
-------
Hemocleanse, Inc.    03/95       20,999 Common
                                 shares              19,320      62,997      19,320     19,320
Resonex Holding      02/94       22,804 Common
 Corporation                     shares                   0           0           0          0

Microelectronics
----------------
Celeritek, Inc.      05/94       13,846 Common
                                 shares              74,233     141,575      74,233    107,276

Retail/Consumer Products
------------------------
S-TRON               05/93       Subordinated note,
                                 $390,000 principal
                                 amount                  --          --           0          0
S-TRON               05/93       390,000 Common
                                 shares                  --          --           0          0
S-TRON               05/93       897,000 Series 1
                                 Preferred shares        --          --           0          0
S-TRON               05/93       2,340,000
                                 Series 2
                                 Preferred shares        --          --           0          0

Semiconductor Equipment
-----------------------
Etec Systems, Inc.   12/96       676 Common           3,300      16,747          --         --
                                 Shares
Photon Dynamics      05/94       6,773 Common
                                 shares              22,746      56,047      22,746     54,523

Telecommunications
------------------
3Com Corporation     06/95       790 Common
                                 shares               4,612      60,131       4,612     37,556
                                                    -------     -------     -------    -------

Total stocks                                        262,997     348,676     259,697    357,461
                                                    -------     -------     -------    -------

Total equity investments                           $262,997     467,491     265,947    373,835
                                                    =======     =======     =======    =======


--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.











Marketable Equity Securities
----------------------------

At December 31, 1996 and 1995, marketable equity securities had aggregate costs of $101,591 and $78,845, respectively, and aggregate market values of $257,753 and $145,132, respectively. The unrealized gains at December 31, 1996 and 1995, did not include any gross losses.

Cyclean, Inc./Cyclean of Los Angeles, LLC
-----------------------------------------

During the second quarter of 1996, the Partnership received a stock dividend of 6,297 Series D Preferred shares. Subsequently, the Managing General Partner determined that the fair value of the Partnership's investment had declined and accordingly, the Partnership recorded a $127,607 decrease in fair value at December 31, 1996.

Etec Systems, Inc.
------------------

In December of 1996, the Partnership cash exercised its warrant for $3,300 and received 676 common shares. The partnership recorded an increase in fair value of $13,447 to reflect the market price of the restricted shares at December 31, 1996.

Hemocleanse, Inc.
-----------------

In 1996, the Partnership recorded a total increase in fair value of $162,492 for its warrant and common stock investments, based on the valuation set at the latest round of financing in which third parties participated.

Hybridon, Inc.
--------------

In January of 1996, Hybridon, Inc., completed its initial public offering. The Partnership exercised its warrant holdings without cash and received 2,532 shares of common stock, which were subsequently sold for total proceeds of $22,549. The total realized gain from these transactions was $21,299.

S-TRON
------

The company was unsuccessful in its efforts to obtain a major government contract; as a result, the company ceased operations during March of 1996. This investment, which had previously been written off, is no longer held by the Partnership.


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

Other changes reflected above generally relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Celeritek, Inc., Photon Dynamics and 3Com Corporation are publicly-traded companies.

7.     Secured Notes Receivable, Net
       -----------------------------

At December 31, 1996 and 1995, secured notes receivable consisted of:

                                                   1996       1995
                                                   ----       ----
Secured notes receivable                       $  849,071      960,933
Unamortized discount                             (128,347)    (128,347)
                                                ---------    ---------
  Total secured notes receivable,
    net (cost basis)                              720,724      832,586

Allowance for loan losses                        (440,000)    (255,000)
                                                ---------    ---------

  Total secured notes receivable,
    net (fair value)                           $  280,724      577,586
                                                =========    =========

The 1996 notes are from two portfolio companies (representing 0% and 100% of the notes receivable fair value at December 31, 1996) in the industrial/business automation, and computers and computer equipment industries. The notes are secured by specific assets of the borrowing companies and interest rates at December 31, 1996, ranged from 12% to 13%.

Changes in the allowance for loan losses were as follows:

                                                   1996         1995
                                                   ----         ----
Balance, beginning of year                     $ 255,000       235,000

Change in net unrealized fair value
 of secured notes receivable                     185,000        20,000
                                                 -------     ---------

Balance, end of year                           $ 440,000       255,000
                                                 =======     =========

The allowance for loan losses is adjusted based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole and is considered adequate at the respective year ends.

The secured notes receivable portfolio at December 31, 1996 and 1995, was on nonaccrual status due to uncertainty of the borrowers' financial conditions. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at December 31, 1996, reflects the Managing General Partner's estimate of collectibility of these notes.

During 1996, the Partnership received reimbursements of $46,290 from portfolio companies primarily for legal, consulting, and other costs incurred in prior periods in the defense of the Partnership's secured note rights through bankruptcy court. The reimbursements were recorded as a reduction to lending operations and investment management expense.

The scheduled principal repayments remaining are:

      Year Ending                          Principal
      December 31,                         Repayments
      -----------                          ----------
          1997                            $  443,571
          1998                                    --
          1999                                    --
          2000                               405,500
                                             -------
                                          $  849,071
                                             =======

Secured notes receivable which are due on demand are included as principal repayments in 1997. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes into equity investments to increase the ultimate collectibility of the Partnership's investments.



8.     Litigation, Other Investment Expenses and Subsequent Event
       ----------------------------------------------------------

In March of 1996, an affiliated partnership filed a lawsuit in the United States District Court, Northern District of California, against Cyclean, Inc. ("Cyclean"), Ecopave, L.P. ("Ecopave"), Ecopave Corp. and Stephen M. Vance ("Vance"). The Partnership participated in the secured notes investments to Cyclean with the affiliated partnership.

Ecopave was formed by Cyclean, Ecopave Corp. and Vance. Cyclean, without the consent of the affiliated partnership, transferred certain equipment worth approximately $488,000 to Ecopave that is subject to the affiliated partnership's security interest. Cyclean further gave Ecopave a license to use its patented technology. The equipment and the intellectual property were security interest on a secured loan extended by the affiliated Partnership to Cyclean. The affiliated partnership thus commenced this legal action for patent infringement, seeking to collect approximately $3.5 million of indebtedness owed to the Partnership and affiliated partnerships by Cyclean and the recovery of the equipment from Ecopave. In January of 1997, a counter suit was filed by Ecopave Corp. and Vance against the affiliated partnership which seeks declaration that certain patent rights held by the affiliated partnership as security for the Cyclean debt are invalid as well as asserts a fraud claim. In addition, the counter suit seeks compensatory damages of approximately $5 million and unspecified punitive damages.

As a result of a settlement conference, the above lawsuits have tentatively been resolved for an effective date of April 1, 1997. The affiliated partnership has agreed to indirectly purchase Ecopave Corp. and Vance's ownership interest in Ecopave for $5.5 million; the Partnership may participate in this purchase. It is anticipated that the settlement of this claim will not result in any material negative impact to the Partnership or affiliated partnerships at December 31, 1996, or the date of settlement as the Managing General Partner believes that the fair value of this additional investment is equal to or greater than the purchase price and improves the Partnership's position to recover its secured notes receivable. The Managing General Partner believes a settlement is the most cost effective resolution of the dispute for the Partnership.

In the event that the aforementioned settlement is not consummated, the above lawsuits will continue to trial. Estimates of possible loss, if any, for the ongoing lawsuits cannot be determined at this time. No amounts have been provided in the accompanying financial statements for any possible negative outcome of this matter. The Managing General Partner believes the affiliated partnership has adequate defenses and intends to pursue this matter vigorously.

Other investment expenses in 1996 of $64,341 reflect the participated cost of this legal action.

9.     Cash and Cash Equivalents
       -------------------------

At December 31, 1996 and 1995, cash and cash equivalents consisted of:

                                                     1996        1995
                                                     ----        ----
Demand and brokerage accounts                       $  8,487        --
Money-market accounts                                282,965   941,985
                                                     -------   -------
     Total                                          $291,452   941,985
                                                     =======   =======

10.    Repurchase of Limited Partnership Interests
       -------------------------------------------

Each June, beginning in June of 1987, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any units tendered is based on the June 30th estimated fair value for the Partnership. Units repurchased and the amounts paid were: 1,197 Units for $12,418; 503 Units for $9,108; and 507 Units for $17,745 in 1996,
1995, and 1994, respectively.

In November of 1995, following the annual June repurchases, the General Partners elected to offer Limited Partners with an initial investment of $2,000 held in an Individual Retirement or Keogh Account the option to tender their Units for repurchase by the Partnership. This was considered beneficial as the annual account maintenance fees for such investors significantly diminished the value of their nominal investment. Repurchases under this option totaled $70,146 for 3,897 Units. The amounts paid for all Unit repurchases were from aggregate principal repayments as well as equity investment sale proceeds.

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

                           TECHNOLOGY FUNDING SECURED INVESTORS I

                           By:  TECHNOLOGY FUNDING INC.
                                Managing General Partner




Date:  March 27, 1997      By:       /s/Debbie A. Wong
                                --------------------------------------
                                     Debbie A. Wong
                                     Vice President
                                     and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                   Date
          ---------           --------                   ----

   /s/Charles R. Kokesh       President, Chief       March 27, 1997
------------------------      Executive Officer,
Charles R. Kokesh             Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice President   March 27, 1997
--------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.