Form 10-Q
period 1997-03-31
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1997-05-09
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                          March 31,      December 31,
                                            1997            1996
                                         ----------      ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $720,724 in both
   1997 and 1996)                      $   280,724           280,724
 Equity investments (cost basis
  of $282,800 and $262,997 in
  1997 and 1996, respectively)             434,256           467,491
                                         ---------         ---------

   Total investments                       714,980           748,215

Cash and cash equivalents                  188,021           291,452

Other assets                                 5,278             7,421
                                         ---------         ---------

   Total                               $   908,279         1,047,088
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    92,162            36,000

Due to related parties                       1,871            31,990

Other liabilities                            3,823             6,386
                                         ---------        ---------

 Total liabilities                          97,856           74,376

Commitments and subsequent events
 (Notes 3, 7 and 9)

Partners' capital:
 Limited Partners
  (Units outstanding of
  109,904 in both 1997 and 1996)         1,146,077        1,254,236
 General Partners                          (47,110)         (46,018)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable               (440,000)        (440,000)
   Equity investments                      151,456          204,494
                                         ---------        ---------

   Total partners' capital                 810,423          972,712
                                         ---------        ---------

   Total                               $   908,279        1,047,088
                                         =========        =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                              1997        1996
                                              ----        ----
Income:
 Secured notes receivable interest         $      --       1,967
 Short-term investment interest                3,009       8,305
                                             -------      ------
  Total income                                 3,009      10,272


Costs and expenses:
 Management fees                               4,864       6,953
 Other investment expenses                    60,105          --
 Operating expenses:
  Lending operations and investment
   management                                 12,935      (9,199)
  Administrative and investor
   services                                   35,962      35,102
  Computer services                           11,297       8,928
  Professional fees                            6,900       9,098
                                             -------      ------

   Total operating expenses                   67,094      43,929
                                             -------      ------

 Total costs and expenses                    132,063      50,882
                                             -------      ------

Net operating loss                          (129,054)    (40,610)

 Net realized gain from sales
  of equity investments                       19,803      15,095
                                             -------      ------

Net realized loss                           (109,251)    (25,515)

 Change in net unrealized
  fair value:
   Secured notes receivable                       --      78,000
   Equity investments                        (53,038)     11,037
                                             -------      ------

Net (loss) income                          $(162,289)     63,522
                                             =======      ======

Net realized loss per Unit                 $      (1)         --
                                             =======      ======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------


                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                             1997           1996
                                             ----           ----
Cash flows from operating activities:
 Interest received                         $   3,009        10,272
 Cash paid to vendors                        (17,956)      (10,720)
 Cash paid to related parties                (88,484)     (460,486)
 Cash received from
  affiliated partnerships                         --         3,574
                                             -------       -------

  Net cash used by operating activities     (103,431)     (457,360)
                                             -------       -------

Cash flows from investing activities:
 Secured notes receivable issued                  --       (34,000)
 Repayments of secured notes receivable           --       110,548
 Proceeds from sales of equity investments        --        11,533
                                             -------       -------

  Net cash provided by investing activities       --        88,081
                                             -------       -------

Net decrease in cash and
 cash equivalents                           (103,431)     (369,279)

Cash and cash equivalents at beginning
 of year                                     291,452       941,985
                                             -------       -------

Cash and cash equivalents at March 31      $ 188,021       572,706
                                             =======       =======


See accompanying notes to financial statements.

-----------------------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                             1997               1996
                                             ----               ----
Reconciliation of net (loss) income to
 net cash used by operating activities:

Net (loss) income                         $(162,289)           63,522

Adjustments to reconcile net (loss) income
 to net cash used by operating activities:
  Net realized gain from
   sales of equity investments              (19,803)          (15,095)
  Change in net unrealized fair value:
   Secured notes receivable                      --           (78,000)
   Equity investments                        53,038           (11,037)

Changes in:
  Due to related parties                    (30,119)         (408,441)
  Other assets                                2,143            (5,559)
  Accounts payable and accrued expenses      56,162            (2,750)
  Other, net                                 (2,563)               --
                                            -------           -------

Net cash used by operating activities     $(103,431)         (457,360)
                                            =======           =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1997, and December 31, 1996, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through March 31, 1997, supplement those included in the Annual Report on Form 10-K. Certain 1996 balances have been reclassified to conform with the 1997 financial statement presentation.

2.     Financing of Partnership Operations
       -----------------------------------

The Managing General Partner expects cash received from future liquidation of Partnership investments and the collection of notes receivable will provide the necessary liquidity to service Partnership debt and fund Partnership operations. The Partnership may be dependent upon the financial support of the Managing General Partner to fund operations if future proceeds are not received timely. The Managing General Partner has committed to support the Partnership's working capital requirements through short-term advances as necessary.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1997 and 1996, were as follows:


                                                1997         1996
                                                ----         ----

Management fees                                $ 4,864       6,953

Reimbursable operating expenses                 53,501      45,092


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At March 31, 1997, and December 31, 1996, amounts due to related parties totaled $2,430 and $31,990, respectively.

At March 31, 1997, a management fee receivable of $559 was recorded; this amount was reimbursed by the General Partners subsequent to quarter end.

4.     Net Realized Income (Loss) Per Unit
       -----------------------------------

Net realized income (loss) per Unit is calculated by dividing total net realized income (loss) allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding for the three months ended March 31, 1997 and 1996, of 109,904 and 111,101, respectively.

5.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1996, are included in the 1996 Annual Report. Activity from January 1 through March 31, 1997, consisted of



                                                             January 1 -
                                                           March 31, 1997
                                                           --------------
                       Investment                        Cost        Fair
Industry/Company           Date          Position        Basis       Value
----------------       ----------        --------        -----       -----


Balance at January 1, 1997                             $  262,997      467,491
                                                        ---------      -------

1997 activity:

WARRANTS:

Medical
-------
Hemocleanse, Inc.         01/92       47,526 Common
                                      shares at $.50;
                                      exercised 01/97          (0)    (118,815)

STOCKS:

Medical
-------
Hemocleanse, Inc.         01/97       39,605 Common
                                      shares               19,803      118,815

Microelectronics
----------------
Celeritek, Inc.           05/94       13,846 Common
                                      shares                    0       16,616

Semiconductor Equipment
-----------------------
Photon Dynamics           05/94       6,775 Common
                                      shares                    0      (13,546)

Telecommunications
------------------
3Com Corporation          06/95       790 Common
                                      shares                    0      (33,508)
                                                        ---------      -------
Total significant changes                                  19,803      (30,438)

Other changes, net                                              0       (2,797)
                                                        ---------      -------

Total equity investments at March 31, 1997             $  282,800      434,256
                                                        =========      =======

</TABLE

Marketable Equity Securities
----------------------------

At March 31, 1997, and December 31, 1996, marketable equity securities had an aggregate cost of $101,591, and aggregate market values of $227,315 and $257,753, respectively. The unrealized gains at March 31, 1997, and December 31, 1996, did not include any gross losses.

Hemocleanse, Inc.
-----------------

In January of 1997, the Partnership exercised its warrant for common shares without cash and received 39,605 shares of common stock and realized a gain of $19,803.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Celeritek, Inc., Photon Dynamics, and 3Com Corporation common stock are unrestricted, marketable securities.

6.     Secured Notes Receivable, Net
       -----------------------------

There were no secured notes receivable activities from January 1, 1997, through March 31, 1997.

The secured notes receivable portfolio of $720,724 was on nonaccrual status due to uncertainty of certain borrowers' financial conditions at both March 31, 1997, and December 31, 1996. The Managing General Partner continues to monitor the progress of these companies. The fair value at March 31, 1997, recognized the Managing General Partner's estimate of collectibility of these notes. All notes are secured by specific assets of the borrowing company.

During the first quarter of 1996, the Partnership was reimbursed $28,900 for legal, consulting, and other costs incurred in prior periods in the defense of the Partnership's secured note rights through bankruptcy court. The reimbursement was recorded as a reduction to lending operations and investment management expense. No such reimbursements were received during the first quarter of 1997.

7.     Other Investment Expenses
       -------------------------

In March of 1996, an affiliated partnership filed a lawsuit in the United
States District Court, Northern District of California, against Cyclean,
Inc., ("Cyclean"), Ecopave, L.P. ("Ecopave"), Ecopave Corp. and Stephen
M. Vance ("Vance"). The Partnership participated in secured notes investments to Cyclean with the affiliated partnership.

Ecopave was formed by Cyclean, Ecopave Corp. and Vance. Cyclean, without the consent of the affiliated Partnership, transferred certain equipment worth approximately $488,000 to Ecopave that is subject to the affiliated partnership's security interest. Cyclean further gave Ecopave a license to use its patented technology. The equipment and intellectual property were security interest on a secured loan extended by the affiliated partnership to Cyclean. The affiliated partnership thus commenced this legal action for patent infringement, seeking to collect approximately
$3.5 million of indebtedness owed to the Partnership and affiliated partnerships by Cyclean and the recovery of the equipment from Ecopave.
In January of 1997, a counter suit was filed by Ecopave Corp. and Vance against the affiliated partnership which seeks declaration that certain patent rights held by the affiliated partnership as security for the Cyclean debt are invalid as well as asserts a fraud claim. In addition, the counter suit seeks compensatory damages of approximately $5 million and unspecified punitive damages.

As a result of a settlement conference, the above lawsuits have been resolved effective April 1, 1997. The affiliated partnership has indirectly purchased Ecopave Corp. and Vance's ownership interest in Ecopave for $5.5 million. The Partnership did not participate in the settlement of this claim. The Managing General Partner believes a settlement is the most cost effective resolution of this dispute for the Partnership and has improved the Partnership's position to recover its secured notes receivable.

Other investment expenses in 1997 of $60,105 reflect the participated cost of this legal action.

8.     Cash and Cash Equivalents
       -------------------------

At March 31, 1997, and December 31, 1996, cash and cash equivalents consisted of:



                                              1997              1996
                                              ----              ----

Demand and brokerage accounts               $  3,276            8,487
Money market accounts                        184,745          282,965
                                             -------          -------

     Total                                  $188,021          291,452
                                             =======          =======

9.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1997, the Partnership had unfunded commitments of $4,500 related to term note financings to an existing borrowing company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1997, net cash used by operating activities totaled $103,431. The Partnership paid management fees of $5,423 to the Managing General Partner and reimbursed related parties for operating expenses of $83,061. In addition, other operating expenses of $17,956 were paid. Interest received from short-term investments was $3,009.

Cash and cash equivalents at March 31, 1997 were $188,021. Future distributions will be dependent on loan payoffs received and expected cash needs of the Partnership. Operating cash reserves combined with interest income received on short-term investments, proceeds from investment sales, repayments of secured notes receivable, and Managing General Partner's support are expected to be sufficient to fund Partnership operations through the next twelve months. As of March 31, 1997, the Partnership was committed to fund $4,500 related to term note financings to an existing borrowing company.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss for the quarter ended March 31, 1997, was $162,289 compared to a net income of $63,522 for the same period in 1996. The change was primarily due to decreases of $78,000 and $64,075, respectively, in the change in unrealized fair value of secured notes receivable and equity investments, and a $60,105 increase in other investment expenses.

During the quarter ended March 31, 1997, there was no change in fair value for secured notes receivable compared to a $78,000 increase for the quarter ended March 31, 1996, based upon the level of loan loss reserves deemed adequate by the Managing General Partner.

During the quarter ended March 31, 1997, the decrease of $53,038 in equity investments fair value was primarily due to decreases in portfolio companies in the telecommunications, medical, and semiconductor equipment industries, partially offset by an increase in a portfolio company in the microelectronics industry. During the quarter ended March 31, 1996, the increase of $11,037 was mainly due to a portfolio company in the microelectronics industry, partially offset by a decrease in a portfolio company in the telecommunications industry.

Other investment expenses were $60,105 for the quarter ended March 31, 1997. These expenses were due to legal expenses related to the settlement of the lawsuits discussed in Note 7 to the financial statements. There were no such expenses for the quarter ended March 31, 1996.

Operating expenses were $67,094 and $43,929 for the three months ended March 31, 1997 and 1996, respectively. As explained in Note 6 to the financial statements, the 1996 operating expenses were reduced by a $28,900 reimbursement of prior period collection expenses from a portfolio company in the medical industry. Had the reimbursement not been received, total operating expenses would have been $72,829 for the quarter ended March 31, 1996. The slight decrease was primarily due to lower lending operations and investment management expenses as overall portfolio activities have decreased.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


II.       OTHER INFORMATION

Item 1.   Legal Proceedings

The lawsuit an affiliated partnership filed in the United States District Court, Northern District of California, against Cyclean Inc., et al, and the related counter claims, previously reported in the 1996 Form 10-K, have been resolved effective April 1, 1997. The Partnership participated in investments to Cyclean with the affiliated partnership. See note 7 to the financial statements for additional disclosure.

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1997.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 9, 1997       By:         /s/Debbie A. Wong
                              -----------------------------------
                                     Debbie A. Wong
                                     Vice President
                                     and Controller