Form 10-Q
period 1997-06-30
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1997-08-14
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

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

                                        (unaudited)
                                           June 30,      December 31,
                                            1997            1996
                                         ----------      ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $720,724 in
   1997 and 1996)                      $   280,724           280,724

 Equity investments (cost basis
  of $282,800 and $262,997 in
  1997 and 1996, respectively)             462,571           467,491
                                         ---------         ---------

   Total investments                       743,295           748,215

Cash and cash equivalents                   27,783           291,452

Other assets                                10,641             7,421
                                         ---------         ---------

   Total                               $   781,719         1,047,088
                                         =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    21,288            36,000

Due to related parties                          --            31,990

Other liabilities                            3,897             6,386
                                         ---------         ---------

 Total liabilities                          25,185            74,376

Commitments (Notes 3 and 9)

Partners' capital:
 Limited Partners
  (Units outstanding of
  109,904 in both 1997 and 1996)         1,064,695         1,254,236
 General Partners                          (47,932)          (46,018)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable               (440,000)         (440,000)
   Equity investments                      179,771           204,494
                                         ---------         ---------

   Total partners' capital                 756,534           972,712
                                         ---------         ---------

   Total                               $   781,719         1,047,088
                                         =========         =========

See accompanying notes to financial statements

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                             For the Three                      For the Six
                                             Months Ended                       Months Ended
                                               June 30,                           June 30,
                                      -----------------------------       -------------------------
                                              1997        1996                1997           1996
                                              ----        ----                ----           ----
Income:
 Secured notes receivable interest       $        --         758                --           2,725
 Short-term investment interest                1,606       6,020             4,615          14,325
                                             -------     -------           -------         -------
  Total income                                 1,606       6,778             4,615          17,050


Costs and expenses:
 Management fees                               4,052       7,271             8,916          14,224
 Other investment expenses                    16,800          --            76,905              --
 Operating expenses:
  Lending operations and investment
   management                                 16,562      17,701            29,497           8,502
  Administrative and investor
   services                                   29,379      68,236            65,341         103,338
  Computer services                            7,237      16,602            18,534          25,530
  Professional fees                            9,780      17,530            16,680          26,628
                                             -------     -------           -------         -------

   Total operating expenses                   62,958     120,069           130,052         163,998
                                             -------     -------           -------         -------

 Total costs and expenses                     83,810     127,340           215,873         178,222
                                             -------     -------           -------         -------

Net operating loss                           (82,204)   (120,562)         (211,258)       (161,172)

 Net realized gain from sales
  of equity investments                           --      15,094            19,803          30,189
 Realized losses from investment
  write-downs                                     --      (5,000)               --          (5,000)
                                             -------     -------           -------         -------

Net realized loss                            (82,204)   (110,468)         (191,455)       (135,983)

 Change in net unrealized
  fair value:
   Secured notes receivable                       --    (269,000)               --        (191,000)
   Equity investments                         28,315      68,883           (24,723)         79,920
                                             -------     -------           -------         -------

Net loss                                 $   (53,889)   (310,585)         (216,178)       (247,063)
                                             =======     =======           =======         =======

Net realized loss per Unit               $        (1)         (1)               (2)             (1)
                                             =======     =======           =======         =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------


                                      For the Six Months Ended June 30,
                                      ---------------------------------
                                             1997           1996
                                             ----           ----
Cash flows from operating activities:
 Interest received                       $     4,615        17,050
 Cash paid to vendors                       (131,753)      (42,671)
 Cash received from
  affiliated partnerships                         --         3,977
 Cash paid to related parties               (136,531)     (569,258)
 Reimbursement of collection
  expenses from a portfolio company               --        28,900
                                             -------       -------

  Net cash used by operating
   activities                               (263,669)     (562,002)
                                             -------       -------

Cash flows from investing activities:
 Secured notes receivable issued                  --       (50,902)
 Repayments of secured notes receivable           --       142,076
 Proceeds from sales of equity investments        --        31,439
                                             -------       -------

  Net cash provided by investing
   activities                                     --       122,613
                                             -------       -------

Net decrease in cash and cash equivalents   (263,669)     (439,389)

Cash and cash equivalents at beginning
 of year                                     291,452       941,985
                                             -------       -------

Cash and cash equivalents at June 30     $    27,783       502,596
                                             =======       =======


See accompanying notes to financial statements.

-----------------------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                           1997             1996
                                           ----             ----
Reconciliation of net loss
 to net cash used by
 operating activities:

Net loss                                $  (216,178)         (247,063)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Net realized gain from
   sales of equity investments              (19,803)          (30,189)
  Realized losses from investment
   write-downs                                   --             5,000
  Change in net unrealized fair value:
   Secured notes receivable                      --           191,000
   Equity investments                        24,723           (79,920)

Changes in:
  Accounts payable and accrued
   expenses                                 (14,712)           21,231
  Due to/from related parties               (37,241)         (416,260)
  Other assets                                2,031            (4,348)
  Other liabilities                          (2,489)           (1,453)
                                            -------           -------

Net cash used by operating activities   $  (263,669)         (562,002)
                                            =======           =======



See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of June 30, 1997, and December 31, 1996, and the related Statements of Operations for the three and six months ended June 30, 1997 and 1996, and Statements of Cash Flows for the six months ended June 30, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through June 30, 1997, supplement those included in the Annual Report on Form 10-K.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1997 and 1996, were as follows:


                                                1997         1996
                                                ----         ----

Management fees                               $  8,916      14,224

Reimbursable operating expenses                 90,374     138,774


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. At June 30, 1997, amounts due from related parties (included in other assets) totaled $5,251, compared to due to related parties of $31,990 at December 31, 1996.

4.     Net Realized Loss Per Unit
       --------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding for the six months ended June 30, 1997 and 1996, of 109,904 and 111,101, respectively.

5.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1996, is included in the 1996 Annual Report. Activity from January 1 through June 30, 1997, consisted of:



                                                             January 1 -
                                                           June 30, 1997
                                                           --------------
                       Investment                        Cost        Fair
Industry/Company           Date          Position        Basis       Value
----------------       ----------        --------        -----       -----

Balance at January 1, 1997                             $  262,997      467,491
                                                        ---------      -------
1997 activity:

WARRANTS:

Medical
-------
Hemocleanse, Inc.         01/92       47,526 Common
                                      shares at $.50;
                                      exercised 01/97           0     (118,815)

STOCKS:

Medical
-------
Hemocleanse, Inc.         01/97       39,605 Common
                                      shares               19,803      118,815

Microelectronics
----------------
Celeritek, Inc.           05/94       13,846 Common
                                      shares                    0       30,808

Semiconductor Equipment
-----------------------
Photon Dynamics           05/94       6,773 Common
                                      shares                    0      (12,612)

Telecommunications
------------------
3Com Corporation          06/95       790 Common
                                      shares                    0      (22,942)
                                                        ---------      -------
Total significant changes                                  19,803       (4,746)

Other changes, net                                              0         (174)
                                                        ---------      -------

Total equity investments at June 30, 1997              $  282,800      462,571
                                                        =========      =======
</TABLE


Marketable Equity Securities
----------------------------

At June 30, 1997, and December 31, 1996, marketable equity securities had aggregate costs of $104,891 and $101,591, respectively, and aggregate market values of $279,785 and $257,753, respectively. The unrealized gains at June 30, 1997, and December 31, 1996, did not include any gross losses.

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

6.     Secured Notes Receivable, Net
       -----------------------------

No secured notes receivable were issued during the six months ended June
30, 1997.

The secured notes receivable portfolio of $720,724 was on nonaccrual status due to the uncertainty of the financial condition of certain borrowers at both June 30, 1997, and December 31, 1996. The Managing
General Partner continues to monitor the progress of these companies.
The fair value at June 30, 1997, recognized the Managing General
Partner's estimate of collectibility of these notes. All notes are secured by specific assets of the borrowing company.

During the first quarter of 1996, the Partnership was reimbursed $28,900 for legal, consulting, and other costs incurred in prior periods in the defense of the Partnership's secured note rights through bankruptcy court. The reimbursement was recorded as a reduction to lending operations and investment management expense. No such reimbursements were received during the first six months of 1997.

7.     Other Investment Expenses
       -------------------------

In March of 1996, affiliated partnerships filed a lawsuit in the United
States District Court, Northern District of California, against Cyclean,
Inc., ("Cyclean"), Ecopave, L.P. ("Ecopave"), Ecopave Corp. and Stephen
M. Vance ("Vance"). The Partnership participated in secured notes investments to Cyclean with the affiliated partnerships. In January of 1997, a counter claim was filed by Ecopave and Vance.

As a result of a settlement conference, these lawsuits were resolved effective April 1, 1997. The affiliated partnerships purchased Ecopave
Corp. and Vance's ownership interest in Ecopave for $5.5 million.  The
Partnership did not participate in the purchase.  The Managing General
Partner believes the settlement is the most cost effective resolution of this dispute and it has improved the Partnership's ability to recover its secured notes receivable.

Other investment expenses in 1997 of $76,905 reflect the participated cost of this legal action.

8.     Cash and Cash Equivalents
       -------------------------

At June 30, 1997, and December 31, 1996, cash and cash equivalents consisted of:



                                              1997              1996
                                              ----              ----

Demand and brokerage accounts               $  1,439            8,487
Money market accounts                         26,344          282,965
                                             -------          -------

     Total                                  $ 27,783          291,452
                                             =======          =======

9.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1997, the Partnership had unfunded commitments of $4,500 related to term note financings to an existing borrowing company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1997, net cash used by operating activities totaled $263,669. The Partnership paid management fees of $8,916 to the Managing General Partner, and reimbursed related parties for operating expenses of $127,615. Other operating expenses of $131,753 were paid and interest income from short-term investments was $4,615.

Cash and cash equivalents at June 30, 1997, were $27,783. Future distributions will be dependent upon loan payoffs received and expected cash needs of the Partnership. Operating cash reserves combined with interest income received on short-term investments, proceeds from investment sales, and repayments of secured notes receivable, and the support of the Managing General Partner are expected to be sufficient to fund Partnership operations through the next twelve months. At June 30, 1997, the Partnership was committed to fund $4,500 related to term note financings to an existing borrowing company.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $53,889 and $310,585 for the three months ended June 30, 1997 and 1996, respectively. The decrease in net loss was primarily due to a $269,000 increase in the change in net unrealized fair value of secured notes receivable, and a $57,111 decrease in total operating expenses. These changes were partially offset by a $40,658 decrease in the change in net unrealized fair value of equity investments.

The Partnership recorded a $269,000 decrease in the fair value of secured notes receivable for the three months ended June 30, 1996, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at quarter end. No such reserve was required for the same period in 1997.

Total operating expenses were $62,958 and $120,069 for the three months ended June 30, 1997 and 1996, respectively. The decrease was primarily due to lower administrative investor service expenses as overall portfolio activities have decreased.

During the quarter ended June 30, 1997, the $28,315 increase in fair value of equity investments was primarily due to increases in microelectronics, semi-conductor equipment and telecommunications industries, partially offset by decreases in a portfolio company in the computers and computer equipment industry. During the same period in 1996, the $68,883 increase was primarily due to increases in medical and microelectronics industries, partially offset by decreases in industrial/business automation industry.

Other investment expenses were $16,800 for the quarter ended June 30, 1997. These expenses were due to legal expenses related to the settlement of the lawsuits discussed in Note 7 to the financial statements. There were no such expenses for the quarter ended June 30, 1996.

Given the inherent risk associated with the business of the Partnership, the future performance of the borrowing companies may significantly impact the Partnership's future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net losses for the six months ended June 30, 1997 and 1996, were $216,178 and $247,063, respectively. The decrease in net loss was primarily attributable to a $191,000 increase in the change in net unrealized fair value of secured notes receivable. This change was partially offset by a $104,643 decrease in the change in net unrealized fair value of equity investments, and a $76,905 increase in other investment expenses.

The Partnership recorded a decrease in the fair value of secured notes receivable of $191,000 for the six months ended June 30, 1996, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at quarter end. There was no such reserve recorded for the same period in 1997.

During the six months ended June 30, 1997, the decrease in fair value of equity investments was $24,723. During the same period in 1996, the $79,920 increase was primarily due to increases in medical and microelectronics industries, partially offset by decreases in industrial/business automation industry.

Other investment expenses were $76,905 for the six months ended June 30, 1997. These expenses were due to legal expenses related to the settlement of the lawsuits discussed in Note 7 to the financial statements. There were no such expenses for the six months ended June 30, 1996.

Total operating expenses were $130,052 and $163,998 for the six months ended June 30, 1997 and 1996, respectively. The decrease was primarily attributable to lower administrative and investor services expenses resulting from a decline in overall portfolio activities.

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

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1997.

(b) Financial Data Schedule for the six months ended and as of June 30, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 12, 1997   By:         /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Controller