Form 10-Q
period 1997-09-30
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1997-11-14
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

	(unaudited)
	September 30,	December 31,
	1997	1996
	-------------	------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $725,224 and
  $720,724 in 1997 and 1996
  respectively)                           $285,224           280,724

 Equity investments (cost basis
  of $260,054 and $262,997 in
  1997 and 1996, respectively)             506,302           467,491
                                           -------         ---------

   Total investments                       791,526           748,215

Cash and cash equivalents                    3,489           291,452

Other assets                                46,589             7,421
                                           -------         ---------

   Total                                  $841,604         1,047,088
                                           =======         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses     $ 41,757            36,000
Liability for short securities sale         38,532                --
Accrued limited partner unit repurchases    24,584                --
Due to related parties                      24,753            31,990
Other liabilities                            2,926             6,386
                                           -------         ---------

 Total liabilities                         132,552            74,376

Commitments (Note 3)

Partners' capital:
 Limited Partners
  (Units outstanding of 106,392 and
  109,904 in 1997 and 1996 respectively)   951,630         1,254,236
 General Partners                          (48,826)          (46,018)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable               (440,000)         (440,000)
   Equity investments                      246,248           204,494
                                           -------         ---------

   Total partners' capital                 709,052           972,712
                                           -------         ---------

   Total                                  $841,604         1,047,088
                                           =======         =========

See accompanying notes to financial statements

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
                                            -----------------------       -------------------------
	1997	1996	1997	1996
	--------	--------	---------	--------
Income:
 Secured notes receivable interest          $     --         1,125              --           3,850
 Short-term investment interest                   91         5,546           4,706          19,871
                                             -------        ------         -------         -------
  Total income                                    91         6,671           4,706          23,721


Costs and expenses:
 Management fees                               3,873         5,718          12,789          19,942
 Other investment expenses                        --        29,040          76,905          29,040
 Operating expenses:
  Lending operations and investment
   management                                  9,892         4,302          26,446          12,804
  Administrative and investor
   services                                   64,250        37,212         142,534         140,550
  Computer services                           19,763         9,106          38,297          34,636
  Professional fees                           16,351         7,994          33,031          34,622
                                             -------        ------         -------         -------

   Total operating expenses                  110,256        58,614         240,308         222,612
                                             -------        ------         -------         -------

 Total costs and expenses                    114,129        93,372         330,002         271,594
                                             -------        ------         -------         -------

Net operating loss                          (114,038)      (86,701)       (325,296)       (247,873)

 Net realized gain from sales
  of equity investments                       24,663            --          44,466          30,189
 Realized losses from investment
  write-downs                                     --            --              --          (5,000)
                                             -------        ------         -------         -------

Net realized loss                            (89,375)      (86,701)       (280,830)       (222,684)

 Change in net unrealized
  fair value:
   Secured notes receivable                       --            --              --        (191,000)
   Equity investments                         66,477        27,856          41,754         107,776
                                             -------        ------         -------         -------

Net loss                                    $(22,898)      (58,845)       (239,076)       (305,908)
                                             =======        ======         =======         =======

Net realized loss per Limited               $     (1)           (1)             (3)             (2)
 Partner Unit                                =======        ======         =======         =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------


	For the Nine Months Ended September 30,
	---------------------------------------
	1997	1996
	---------	---------
Cash flows from operating activities:
 Interest received                         $  4,706           23,721
 Cash paid to vendors                      (154,853)         (87,944)
 Cash received from
  affiliated partnerships                        --            3,977
 Cash paid to related parties              (180,725)        (619,126)
 Reimbursement of collection
  expenses from a portfolio company              --           28,900
                                            -------          -------

  Net cash used by operating
   activities                              (330,872)        (650,472)
                                            -------          -------

Cash flows from investing activities:
 Secured notes receivable issued             (4,500)         (50,902)
 Repayments of secured notes receivable          --          142,076
 Proceeds from sales of equity investments   47,409           31,439
                                            -------          -------

  Net cash provided by investing
   activities                                42,909          122,613
                                            -------          -------

Net decrease in cash and cash equivalents  (287,963)        (527,859)

Cash and cash equivalents at beginning
 of year                                    291,452          941,985
                                            -------          -------

Cash and cash equivalents
 at September 30                           $  3,489          414,126
                                            =======          =======


See accompanying notes to financial statements.

-----------------------------------------------

	For the Nine Months Ended September 30,
                                  --------------------------------------
	1997	1996
	---------	---------
Reconciliation of net loss
 to net cash used by
 operating activities:

Net loss                                 $(239,076)          (305,908)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Net realized gain from
   sales of equity investments             (44,466)           (30,189)
  Realized losses from investment
   write-downs                                  --              5,000
  Change in net unrealized fair value:
   Secured notes receivable                     --            191,000
   Equity investments                      (41,754)          (107,776)

Changes in:
  Accounts payable and accrued
   expenses                                  5,757             36,067
  Liability for short securities sale       38,532                 --
  Due to/from related parties               (7,237)          (412,722)
  Other assets                             (39,168)            (4,112)
  Other liabilities                         (3,460)           (21,832)
                                          --------            -------

Net cash used by operating activities    $(330,872)          (650,472)
                                          ========            =======
Non-cash financing activities:
 Limited Partners unit repurchases       $  24,584                 --
                                          ========            =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of September 30, 1997, and December 31, 1996, and the related Statements of Operations for the three and nine months ended September 30, 1997 and 1996, and Statements of Cash Flows for the nine months ended September 30, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through September 30, 1997, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

	  Withdrawal of Capital
	  ---------------------

Each June, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any Units tendered is subject to the restrictions stated in the Partnership Agreement. As of September 30, 1997, requests to repurchase 3,512 limited partner units had been received. These unit repurchases will be made in the fourth quarter of 1997.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1997 and 1996, were as follows:


	1997	1996
	------	------

Management fees                               $ 12,789      19,942

Reimbursable operating expenses                160,699     186,462


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. Amounts due to related parties for such reimbursable expenses were $24,753 and $31,990 at September 30, 1997 and December 31, 1996, respectively.

4.     Net Realized Loss Per Unit
       --------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding for the nine months ended September 30, 1997 and 1996, of 109,514 and 111,101, respectively.

5.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1996, is included in the 1996 Annual Report. Activity from January 1 through September 30, 1997, consisted of:



	January 1 through
	September 30, 1997
	----------------------
	Investment		Cost	Fair
Industry/Company	Date	Position	Basis	Value
----------------	----------	--------	--------	-------

Balance at January 1, 1997                               $262,997      467,491
                                                          -------      -------
1997 activity:

WARRANTS:

Medical
-------
Hemocleanse, Inc.         01/92       47,526 Common
                                      shares at $.50;
                                      exercised 01/97           0     (118,815)

STOCKS:

Medical
-------
Hemocleanse, Inc.         01/97       39,605 Common
                                      shares               19,803      118,815

Microelectronics
----------------
Celeritek, Inc.           05/94       13,846 Common
                                      shares                    0      103,845

Semiconductor Equipment
-----------------------
Etec Systems, Inc.        12/96       676 Common
                                      shares                    0       21,734

Photon Dynamics           05/94       6,773 Common
                                      shares              (22,746)     (56,047)

Telecommunications
------------------
3Com Corporation          06/95       790 Common
                                      shares                    0      (19,545)
                                                          -------      -------
Total significant changes                                  (2,943)      49,987

Other changes, net                                              0      (11,176)
                                                          -------      -------

Total equity investments at September 30, 1997           $260,054      506,302
                                                          =======      =======
</TABLE


Marketable Equity Securities
----------------------------

At September 30, 1997, and December 31, 1996, marketable equity securities had aggregate costs of $82,145 and $101,591, respectively, and aggregate market values of $324,487 and $257,753, respectively. The unrealized gains at September 30, 1997, and December 31, 1996, did not include any gross losses.

Etec Systems, Inc.
------------------

At September 30, 1997, the Partnership recorded an increase in the change in fair value of $21,734 to reflect the publicly-traded market price of its investment. The Partnership entered into a short sale of 676 common shares for total proceeds of $38,532 on September 30, 1997.

Hemocleanse, Inc.
-----------------

In January of 1997, the Partnership exercised its warrant for common shares without cash and received 39,605 shares of common stock and realized a gain of $19,803.

Photon Dynamics, Inc.
---------------------

In August of 1997, the Partnership sold its entire investment in the company for total proceeds of $47,409 and a realized gain of $24,663.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Celeritek, Inc., Etec Systems, and 3Com Corporation common stock are unrestricted, marketable securities.

6.     Secured Notes Receivable, Net
       -----------------------------

Secured notes receivable of $4,500 were issued during the nine months ended September 30, 1997.

The secured notes receivable portfolio of $725,224 was on nonaccrual status due to the uncertainty of the financial condition of certain borrowers at both September 30, 1997, and December 31, 1996. The
Managing General Partner continues to monitor the progress of these companies. The fair value at September 30, 1997, recognized the Managing
General Partner's estimate of collectibility of these notes. All notes are secured by specific assets of the borrowing company. The interest rate on notes issued during the nine months ended September 30, 1997 was 12%.

During 1996, the Partnership was reimbursed $28,900 for legal, consulting, and other costs incurred in prior periods in the defense of the Partnership's secured note rights through bankruptcy court. The reimbursement was recorded as a reduction to lending operations and investment management expense. No such reimbursements were received during the first nine months of 1997.

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

8.     Cash and Cash Equivalents
       -------------------------

At September 30, 1997, and December 31, 1996, cash and cash equivalents consisted of:



	1997	1996
	--------	--------

Demand and brokerage accounts                 $3,254            8,487
Money market accounts                            235          282,965
                                               -----          -------

     Total                                    $3,489          291,452
                                               =====          =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1997, net cash used by operating activities totaled $330,872. The Partnership paid management fees of $12,789 to the Managing General Partner, and reimbursed related parties for operating expenses of $167,936. Other operating expenses of $154,853 were paid and interest income from short-term investments of $4,706 was received.

Cash and cash equivalents at September 30, 1997, were $3,489. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales, and available cash. Operating cash reserves combined with interest income received on short-term investments, proceeds from investment sales, and repayments of secured notes receivable, and the support of the Managing General Partner are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $22,898 and $58,845 for the three months ended September 30, 1997 and 1996, respectively. The decrease in net loss was primarily due to a $38,621 increase in the change in net unrealized fair value of equity investments, a $29,040 decrease in other investment expenses and a $24,663 increase in net realized gain from sales of equity investments. These changes were partially offset by a $51,642 increase in total operating expenses.

During the quarter ended September 30, 1997, the $66,477 increase in fair value of equity investments was primarily due to increases in the microelectronics industry. During the same period in 1996, the $27,856 increase was primarily due to portfolio companies in the microelectronics and telecommunications industries.

Other investment expenses were $29,040 for the quarter ended September 30, 1996. These expenses were due to legal expenses related to the settlement of the lawsuits discussed in Note 7 to the financial statements. There were no such expenses for the quarter ended September 30, 1997.

The $24,663 net realized gain from sales of equity investments resulted from the sale of Photon Dynamics common shares during the quarter ended September 30, 1997. There were no investment sales in the comparable quarter of 1996.

Total operating expenses were $110,256 and $58,614 for the three months ended September 30, 1997 and 1996, respectively. In the third quarter of 1997, the Partnership's administrative and investor service operations were relocated to Santa Fe, New Mexico. This relocation is expected to lower the future operational costs of the Partnership sufficient to recoup the initial relocation expenses incurred, and provide a meaningful reduction in ongoing operational costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the borrowing companies may significantly impact the Partnership's future operations.


Current nine months compared to corresponding nine months in the
-----------------------------------------------------------------
preceding year.
---------------

Net losses for the nine months ended September 30, 1997 and 1996, were $239,076 and $305,908, respectively. The decrease in net loss was primarily attributable to a $191,000 increase in the change in net unrealized fair value of secured notes receivable. This change was partially offset by a $66,022 decrease in the change in net unrealized fair value of equity investments, and a $47,865 increase in other investment expenses.

The Partnership recorded a decrease in the fair value of secured notes receivable of $191,000 for the nine months ended September 30, 1996, based upon the level of loan loss reserves deemed adequate by the Managing General Partner. There was no such reserve recorded for the same period in 1997.

During the nine months ended September 30, 1997, the increase in fair value of equity investments of $41,754 was primarily due to increases in the microelectronics industry, partially offset by decreases in the medical and telecommunications industries. During the same period in 1996, the $107,776 increase was primarily due to increases in medical and microelectronics industries, partially offset by decreases in industrial/business automation industry.

Other investment expenses were $76,905 and $29,040 for the nine months ended September 30, 1997 and 1996, respectively. These expenses were due to legal expenses related to the settlement of the lawsuits discussed in
Note 7 to the financial statements.

Total operating expenses were $240,308 and $222,612 for the nine months ended September 30, 1997 and 1996, respectively.

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

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1997.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner

Date:  November 14, 1997   By:         /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Controller