Form 10-K
period 1997-12-31
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1998-03-31
CIK 764062

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1997

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

                              (650) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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

Documents incorporated by reference: Portions of the Prospectus dated May 5, 1986, forming a part of Registration Statement No. 2-96022 under the Securities Act of 1933 are incorporated by reference in Parts I and III, hereof. Portions of the Prospectus of Technology Funding Venture Capital Fund VI, LLC, as revised January 22, 1998, forming a part of the December 5, 1997, Pre-Effective Amendment No. 2 to the Form N-2 Registration Statement No. 333-23913 dated ________ , are incorporated by reference in Part III hereof.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1997.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1997, there were 5,933 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's
Partnership Agreement.



Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

	For the Years Ended and As of December 31,
	--------------------------------------------------------------
	1997	1996	1995	1994	1993
	-------	-------	-------	-------	-------
Total income	$  4,710	28,460	188,104	156,925	376,496
Net operating loss	(412,216)	(342,248)	(791,505)	(446,132)	(409,865)
Net realized gain from sales
 of equity investments	142,895	30,189	540,349	355,016	--
Realized losses from
 investment write-downs	--	(5,000)	(2,988,395)	(514,251)	(5,320,352)
Recoveries from investments
 previously written off	9,497	--	--	45,290	80,357
Net realized loss	(259,824)	(317,059)	(3,239,551)	(560,077)	(5,649,860)
Change in net unrealized
 fair value:
  Equity investments	(179,453)	96,606	2,389,463	(2,127,420)	2,295,838
  Secured notes receivable	--	(185,000)	(20,000)	549,000	660,000
Net loss	(439,277)	(405,453)	(870,088)	(2,138,497)	(2,694,022)
Net realized loss
 per Unit	(2)	(3)	(28)	(5)	(48)
Total assets	653,520	1,047,088	1,900,971	2,270,238	4,424,424
Distributions declared	--	--	--	--	900,092
Distributions declared
 per Unit (1)	--	--	--	--	8

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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Liquidity and Capital Resources
-------------------------------

In 1997, net cash used by operating activities totaled $352,475. The Partnership paid management fees of $10,268 to the Managing General Partner, reimbursed related parties for operating expenses of $162,351, and received $4,340 from affiliated partnerships for net loan participations. Other operating expenses of $188,906 were paid and interest income of $4,710 was received.

During 1997, the partnership issued $4,500 in secured notes receivable primarily to portfolio companies in the computers and computer equipment industry and purchased $30,500 in equity investments in a portfolio company in the microelectronics industry. Proceeds from investment sales totaled $175,196 and recoveries of $9,497 were received from investments previously written off.

Beginning in 1991, the Partnership entered the liquidation stage and began to distribute its available cash. The Partnership has distributed a major portion of its available cash and is now at the stage in its liquidation process where future distributions are primarily dependent on loan repayments and equity investment sales.

Cash and cash equivalents at December 31, 1997, were $68,068.
Operating cash reserves, proceeds from sales of equity investments, repayments of secured notes receivable, and Managing General Partner's support are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

1997 compared to 1996
---------------------

Net losses for 1997 and 1996 were $439,277 and $405,453,
respectively. The increased loss was primarily due to a $91,059 decrease in the change in fair value of investments and a $42,685 increase in operating expenses, partially offset by a $112,706 increase in realized gain from sales of equity investments.

The Partnership recorded a $179,453 decrease in the fair value of investments in 1997 which was primarily due to the sale of investments in which the gain was realized. During 1996, the Partnership recorded an increase of $96,606 in equity investment fair value primarily due to increases in the medical, microelectronics, and telecommunications industries, partially offset by decreases in the industrial/business automation industry. In 1996, the Partnership also recorded a decrease in secured notes receivable fair value of $185,000 based upon the level of loan loss reserves deemed required by the Managing General Partner.

Total operating expenses were $323,687 and $281,002 in 1997 and 1996, respectively. As disclosed in Note 5 to the financial statements, the 1996 operating expenses included expense reimbursements of $46,290. Had the reimbursements not occurred, the 1997 and 1996 total operating expenses would have been $323,687 and $327,292, respectively. Included in 1997 operating expenses are the costs of the Partnership's relocation of its administrative and investor service operations to Santa Fe, New Mexico. This relocation is expected to lower the future operational costs of the Partnership sufficient to recoup the initial relocation expenses incurred, and provide a meaningful reduction in ongoing operational costs.

The $142,895 net realized gain from sales of equity investments in 1997 resulted from the sales of stock in Celeritek, Inc., Etec Systems, Inc., Photon Dynamics, and 3Com Corporation. In 1996, the realized gain of $30,189 primarily resulted from the sale of Hybridon, Inc. stock.

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

Total operating expenses were $281,002 and $929,466 in 1996 and 1995, respectively. As discussed in Note 3 to the financial statements, the 1995 operating expenses included additional administrative and investor services expenses of $598,415. The 1996 operating expenses, as discussed in Note 5 to the financial statements, included expense reimbursements of $46,290. Had the 1996 reimbursements not occurred and had the 1995 additional expenses been recorded in prior years, the 1996 and 1995 total operating expenses would have been $327,292 and $369,042, respectively. The decrease was primarily due to lower administrative and investor services, and lending operations and investment management expenses from reduced overall portfolio activities.

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

The Year 2000
-------------

The Managing General Partner is currently reviewing the Partnership's information systems in anticipation of the potential computer software problems associated with the Year 2000. The Year 2000 issue exists because many computer software programs use only two digits to identify a year in the date field and were developed without considering the impact of the upcoming change in the century. The Managing General Partner currently expects to complete the necessary critical software conversion modifications in early 1999, and does not anticipate any material adverse impact on the financial position or results of operations of the Partnership, as a result of the Year 2000 issue.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in Item
14.
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Technology Funding Ltd., a California limited partnership ("TFL"), and Technology Funding Inc., a California corporation ("TFI"), and wholly owned subsidiary of TFL, are the General Partners of the Partnership. TFI is the Managing General Partner. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Venture Capital Fund VI, LLC Prospectus, as revised January 22, 1998, forming a part of the December 5, 1997, Pre-Effective Amendment No. 2 to the Form N-2 Registration Statement No. 333-23913, dated __________, which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1997, the Partnership incurred $16,334 in management fees. The management fees are designed to compensate the General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1997. General Partner Overhead includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the General Partners in performing their obligations to the Partnership.

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
FORM 8-K
--------

(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1997 and 1996
Statements of Operations for the years ended
December 31, 1997, 1996 and 1995
Statements of Partners' Capital for the years ended
December 31, 1997, 1996 and 1995
Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995
Notes to Financial Statements

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1997.

(c) Financial Data Schedule for the year ended and as of December 31, 1997 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


The Partners
Technology Funding Secured Investors I:


We have audited the accompanying balance sheets of Technology Funding Secured Investors I (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain loans and securities owned, by correspondence with the individual borrowing and investee companies, and a physical examination of securities held by a safeguarding agent as of December 31, 1997 and 1996. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Secured Investors I as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



Albuquerque, New Mexico
March 25, 1998                                   /S/KPMG Peat Marwick LLP

BALANCE SHEETS
--------------

	December 31,
	---------------------------
	1997	1996
	--------	--------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $725,224 and
  $720,724 in 1997 and 1996,
  respectively)	$285,224	280,724
 Equity investments (cost basis
  of $261,196 and $262,997 in
  1997 and 1996, respectively)	286,237	467,491
	-------	---------

     Total investments	571,461	748,215

Cash and cash equivalents	68,068	291,452

Other assets	13,991	7,421
	-------	---------

     Total assets	$653,520	1,047,088
	=======	=========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$ 28,302	36,000

Due to related parties	111,334	31,990

Other liabilities	1,051	6,386
	-------	---------

     Total liabilities	140,687	74,376

Commitments, contingencies,
 and subsequent event
 (Notes 3, 6 and 10)

Partners' capital:
 Limited Partners
   (Units outstanding of 106,990 and
   109,904 in 1997 and 1996,
   respectively)	976,408	1,254,236
 General Partners	(48,616)	(46,018)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable	(440,000)	(440,000)
   Equity investments	25,041	204,494
	-------	---------

     Total partners' capital	512,833	972,712
	-------	---------

    Total liabilities and
     partners' capital	$653,520	1,047,088
	=======	=========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

	For the Years Ended December 31,
	------------------------------------
	1997	1996	1995
	---------	---------	---------
Income:
 Secured notes receivable
  interest	$      --	3,850	142,791
 Short-term investment interest	4,710	24,610	45,313
	-------	-------	---------
  Total income	4,710	28,460	188,104

Costs and expenses:
 Management fees	16,334	25,365	40,172
 Other investment expenses	76,905	64,341	9,971
 Operating expenses:
   Administrative and investor
    services	200,813	170,359	755,568
   Lending operations and
    investment management	32,109	9,298	74,232
   Computer services	48,220	62,872	57,297
   Professional fees	42,545	38,473	42,369
	-------	-------	---------
Total operating expenses	323,687	281,002	929,466
	-------	-------	---------

 Total costs and expenses	416,926	370,708	979,609
	-------	-------	---------
Net operating loss	(412,216)	(342,248)	(791,505)

 Net realized gain from sales of
  equity investments	142,895	30,189	540,349
 Realized losses from
  investment write-downs	--	(5,000)	(2,988,395)
 Recoveries from investments
  previously written off	9,497	--	--
	-------	-------	---------
Net realized loss	(259,824)	(317,059)	(3,239,551)

 Change in net unrealized
  fair value:
   Equity investments	(179,453)	96,606	2,389,463
   Secured notes receivable	--	(185,000)	(20,000)
	-------	-------	---------

Net loss	$(439,277)	(405,453)	(870,088)
	=======	=======	=========
Net realized loss
   per Unit	$     (2)	 (3)	(28)
	=======	=======	=========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1997, 1996 and 1995:

	Net Unrealized Fair Value
	Increase (Decrease) From Cost
	--------------------------------
                                   Limited      General      Equity   Secured Notes
                                  Partners     Partners    Investments  Receivable    Total
                                  --------     --------    -----------  ----------    -----

Partners' capital,
 December 31, 1994                $4,866,951  (188,815)  (2,281,575)   (235,000)   2,161,561

General Partner capital
 contribution                             --   178,364           --          --      178,364

Repurchase of limited
 partnership interests               (79,254)       --           --          --      (79,254)

Net realized loss                 (3,207,155)  (32,396)          --          --   (3,239,551)

Change in net unrealized fair
 value:
  Equity investments                      --        --    2,389,463          --    2,389,463
  Secured notes receivable                --        --           --     (20,000)     (20,000)
                                   ---------   -------    ---------     -------    ---------

Partners' capital,
 December 31, 1995                 1,580,542   (42,847)     107,888    (255,000)   1,390,583

Repurchase of limited
 partnership interests               (12,418)       --           --          --      (12,418)

Net realized loss                   (313,888)   (3,171)          --          --     (317,059)

Change in net unrealized fair
 value:
  Equity investments                      --        --       96,606          --       96,606
  Secured notes receivable                --        --           --    (185,000)    (185,000)
                                   ---------   -------    ---------     -------    ---------

Partners' capital,
 December 31, 1996                 1,254,236   (46,018)     204,494    (440,000)     972,712

Repurchase of limited
 partnership interests               (20,602)       --           --          --      (20,602)

Net realized loss                   (257,226)   (2,598)          --          --     (259,824)

Change in net unrealized fair
 value:
  Equity investments                      --        --     (179,453)         --     (179,453)
  Secured notes receivable                --        --           --          --           --
                                   ---------   -------    ---------   ---------    ---------
Partners' capital,
 December 31, 1997                $  976,408   (48,616)      25,041    (440,000)     512,833
                                   =========   =======    =========     =======    =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

	For the Years Ended December 31,
	------------------------------------
	1997	1996	1995
	---------	----------	---------


Cash flows from operating
  activities:
 Interest received	$  4,710	28,460	191,582
 Cash paid to vendors	(188,906)	(191,554)	(77,921)
 Cash paid to related parties	(172,619)	(665,289)	(266,517)
 Cash received from (paid to)
  affiliated partnerships	4,340	3,977	(2,677)
 Reimbursements of collection
  expenses from portfolio
  companies	--	46,290	--
	-------	---------	---------
  Net cash used by
   operating activities	(352,475)	(778,116)	(155,533)
	-------	---------	---------

Cash flows from investing
  activities:
 Secured notes receivable issued	(4,500)	(50,902)	(193,000)
 Repayments of secured notes
  receivable	--	162,764	279,748
 Proceeds from sales of equity
  investments	175,196	31,439	556,341
 Recoveries from investments
  previously written off	9,497	--	--
 Purchase of equity investments	(30,500)	(3,300)	(961)
	-------	---------	---------

  Net cash provided by investing
   activities	149,693	140,001	642,128
	-------	---------	---------

Cash flows from financing
  activities:
 Repurchase of limited
  partnership interests	(20,602)	(12,418)	(79,254)
	-------	---------	---------

  Net cash used by financing
   activities	(20,602)	(12,418)	(79,254)
	-------	---------	---------
Net (decrease) increase in
 cash and cash equivalents	(223,384)	(650,533)	407,341

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

	For the Years Ended December 31,
	----------------------------------
	1997	1996	1995
	---------	---------	---------
Cash and cash equivalents at
 beginning of year	291,452	941,985	534,644
	-------	-------	---------

Cash and cash equivalents at
 end of year	$  68,068	291,452	941,985
	=======	=======	=========

Reconciliation of net loss
 to net cash used by
 operating activities:

Net loss	$(439,277)	(405,453)	(870,088)

Adjustments to reconcile net
 loss to net cash used
  by operating activities:
  Net realized gain from sales of
   equity investments	(142,895)	(30,189)	(540,349)
  Amortization of discount
   related to warrants	--	--	(14,766)
  Realized losses from investment
   write-downs	--	5,000	2,988,395
  Recoveries from investments
   previously written off	(9,497)	--	--
  Change in net unrealized
   fair value:
    Equity investments	179,453	(96,606)	(2,389,463)
    Secured notes receivable	--	185,000	20,000

Changes in:
  Accrued interest on secured and
   convertible notes receivable	--	--	13,244
  Other assets	(6,570)	144	55,096
  Due to/from related parties	79,344	(388,517)	597,735
  Other liabilities	(5,335)	(52,795)	(1,139)
  Other, net	(7,698)	5,300	(14,198)
	-------	-------	---------

Net cash used by
  by operating activities	$(352,475)	(778,116)	(155,533)
	=======	=======	=========

Non-cash investing activities:

Additions to equity investments	$      --	--	73,085
	=======	=======	=========

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

	For the Years Ended December 31,
	----------------------------------
	1997	1996	1995
	---------	---------	---------

Conversion of secured notes
 receivable to equity investments	$      --	--	2,816
	=======	=======	=========

Non-cash exercise of warrants	$      --	8,497	63,330
	=======	=======	=========

Non-cash financing activities:

General Partner capital
 contribution (see Note 3)	$     --	--	178,364
	=======	=======	=========

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


Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used when accounting for investments, change in unrealized fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.

Investments:
-----------

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

     Equity Investments
     ------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $165,029 and $257,753 at December 31, 1997 and 1996, respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partners in the absence of readily ascertainable market values. Equity investments valued under this method were $121,208 and $209,738 at December 31, 1997 and 1996, respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

Convertible and subordinated notes receivable are stated at cost plus accrued interest, which is equivalent to fair value, and are included in equity investments as repayment of these notes generally occurs through conversion into equity investments.

Where, in the opinion of the Managing General Partner, events indicate that the fair value of equity investments and convertible and subordinated notes receivable may not be recoverable, a write down to estimated fair value is recorded. Temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Cost basis adjustments are reflected as "Realized losses from investment write-downs" on the Statements of Operations.

Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is specific identification.

The Partnership does not consolidate the financial statements of a portfolio company, MARCorp, in which it has an 80% ownership interest. The Managing General Partner believes that accounting for this majority owned portfolio company on the fair value basis more appropriately represents the economic impact of the effect of MARCorp's operations on the Partnership, and is more consistent with the nature of the Partnership's business.

For the fiscal year ended September 30, 1997, MARCorp's unaudited financial statements reported total revenues of approximately $9 million, net income of approximately $2.4 million, and a net working capital deficit of approximately $__________. The Partnership and other affiliated partnerships have secured notes invested in MARCorp. At September 30, 1997, when the effect of these secured notes are eliminated, MARCorp had net equity of approximately $3.4 million (unaudited), all of which was attributable to the Partnership's and the affiliated partnerships' security interest. At December 31, 1997, the Partnership reflected its corresponding secured notes receivable from MARCorp at a fair value of $343,000. The Partnership's equity investments in MARCorp were written off in prior years.


Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts, accounts maintained with brokers and money market instruments and are stated at cost plus accrued interest. The
Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding for the years ended December 31, 1997, 1996 and 1995, of 109,661, 110,802 and 115,009 respectively, into the total net realized income (loss) allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of the total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The Partnership's total tax basis in investments was higher than the reported total cost basis of $986,420 by $3,236,217 as of December 31, 1997.

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




3.     Related Party Transactions
       --------------------------

Included in costs and expenses are related party costs as follows:

	For the Years Ended December 31,
	-------------------------------------
	1997	1996	1995
	--------	--------	--------

Management fees	$ 16,334	25,365	40,172
Reimbursable operating expenses:
 Administrative and investor
  services	160,586	146,997	724,250
 Lending operations and
  investment management	30,776	41,538	42,533
 Computer services	39,927	62,872	57,297

Management fees, payable quarterly, are equal to one-half of one percent of Partnership assets under management. Management fees compensate the Managing General Partner solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation, management, and progress of Partnership loans to borrowing companies and its portfolio of warrants and capital stock of borrowing companies, as well as for the general administration of the Partnership. Currently, management fees are only paid to the extent that the aggregate amount of all proceeds (including warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable. Management fees payable were $6,066 and $0 at December 31, 1997 and 1996, respectively.

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. At December 31, 1997 and 1996, due to related parties for such expenses were $100,928 and $31,990, respectively. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partner determined that it had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services costs of $598,415, which were not previously recognized by the Partnership. This charge consisted of $37,991 and $560,424 related to 1995 and prior years, respectively. If this charge had been recorded in prior years, total operating expenses would have been $369,042 for 1995. At December 31, 1995, $178,364 of the $598,415 was
recorded as a General Partner capital contribution to eliminate the General Partner tax capital account deficit.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Under the terms of a rent agreement, TFPM charges the partnership for its share of office rent and related overhead costs. These amounts are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Within the normal course of business, the Partnership participates in secured notes receivable granted to non-affiliated borrowing companies by affiliated partnerships which are also managed by the General Partners. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At December 31, 1997, $4,340 amounts were due to affiliated partnerships. At December 31, 1996, $3,977 was due from affiliated partnerships and was included in other assets.

In order to increase the future investment returns to the Partnership, a portfolio company of the Partnership and affiliated partnerships has entered into a joint venture with the General Partners to perform investment recovery efforts. The General Partners have agreed to waive any "post conversion" profit interest in the Partnership attributable to any such recoveries for a share of the joint venture net profits. The post conversion profit is pursuant to, and as defined in, the profit and loss provisions of the Partnership's Partnership Agreement. The joint venture will become effective upon approval of a joint venture operating agreement.

In 1996 and 1995, TFL had a sublease rental agreement with a Partnership portfolio company in the computers and computer equipment industry. The terms of this agreement were similar to those which would apply to an unrelated party. This agreement was terminated in the fourth quarter of 1996.

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

5.     Secured Notes Receivable, Net
       -----------------------------

At December 31, 1997 and 1996, secured notes receivable consisted of:

	1997	1996
	--------	---------
Secured notes receivable	$ 850,095	849,071
Unamortized discount	(124,871)	(128,347)
	-------	-------
  Total secured notes receivable,
    net (cost basis)	725,224	720,724

Allowance for loan losses	(440,000)	(440,000)
	-------	-------
Total secured notes receivable,
    net (fair value)	$ 285,224	280,724
	=======	=======

The 1997 notes are from two portfolio companies in the industrial/business automation, and computers and computer equipment industries. The notes are secured by specific assets of the borrowing companies and interest rates at December 31, 1997, ranged from 12% to 13%.


The scheduled principal repayments remaining are:

      Year Ending                          Principal
      December 31,                         Repayments
      -----------                          ----------
          1998                               443,573
          1999                                    --
          2000                               406,522
                                             -------
                                            $850,095
                                             =======

Secured notes receivable which are due on demand are included as principal repayments in 1998. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes into equity investments to increase the ultimate collectibility of the Partnership's investments.

Changes in the allowance for loan losses were as follows:

	1997	1996	1995
	--------	--------	--------
Balance, beginning of year	$440,000	255,000	235,000

Change in net unrealized fair value
 of secured notes receivable	--	185,000	20,000
	-------	-------	-------
Balance, end of year	$440,000	440,000	255,000
	=======	=======	=======

The allowance for loan losses is adjusted based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole and is considered adequate at the respective year ends.

The secured notes receivable portfolio at December 31, 1997 and 1996, was on nonaccrual status due to uncertainty of the borrowers' financial conditions. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at December 31, 1997, reflects the Managing General Partner's estimate of collectibility of these notes.

During 1996, the Partnership received reimbursements of $46,290 from portfolio companies primarily for legal, consulting, and other costs incurred in prior periods in the defense of the Partnership's secured note rights through bankruptcy court. The reimbursements were recorded as a reduction to lending operations and investment management expense.


6.     Equity Investments
       ------------------

At December 31, 1997, and December 31, 1996, equity investments consisted of:

                                                      December 31, 1997        December 31, 1996
                                                     -------------------       -----------------
                    Investment                        Cost        Fair         Cost        Fair
Industry/Company       Date        Position           Basis       Value        Basis       Value
----------------    ----------     --------           -----       -----        -----       -----
WARRANTS:

Industrial/Business Automation
------------------------------
Cyclean, Inc.        09/87       75,591 Common
                                 shares at $2.74;
                                 expiring 04/01    $      0           0           0          0
Cyclean, Inc.        04/88       53,994 Common
                                 shares at $2.74;
                                 expiring 04/01           0           0           0          0
Cyclean, Inc.        01/89       10,799 Common
                                 shares at $2.74;
                                 expiring 04/01           0           0           0          0
Cyclean, Inc.        06/90       29,032 Common
                                 shares at $3.10;
                                 expiring 06/00           0           0           0          0
Cyclean, Inc.        03/91       53,563 Common
                                 shares at $3.10;
                                 expiring 04/01           0           0           0          0
Cyclean, Inc.        07/92       6,643 Common
                                 shares at $3.10;
                                 expiring 07/02           0           0           0          0
Cyclean, Inc.        09/94       3,822 Common
                                 shares at $4.00;
                                 expiring 03/99           0           0           0          0



Medical
-------
Hemocleanse, Inc.    01/92       47,526 Common
                                 shares at $.50;
                                 exercised 01/97         --          --           0    118,815
                                                    -------     -------     -------    -------
Total warrants                                            0           0           0    118,815
                                                    -------     -------     -------    -------

STOCKS:

Computers and Computer Equipment
--------------------------------
Censtor Corporation  05/95       21,178 Common
                                 shares              11,179           0      11,179     11,179
MARCorp              12/89       1,177,438 Series A
                                 Preferred shares         0           0           0          0
MARCorp              05/92       Convertible
                                 Subordinated
                                 Debenture,
                                 $2,813,898
                                 principal amount         0           0           0          0
MARCorp              02/93       368,119 Series A
                                 Preferred shares         0           0           0          0

Industrial/Business Automation
------------------------------
Cyclean, Inc.        09/94       18,532 Series D
                                 Preferred shares    45,325           0      45,325          0
Cyclean, Inc.        01/95       26,195 Series D
                                 Preferred shares    64,066           0      64,066          0
Cyclean, Inc.        04/96       6,297 Series D
                                 Preferred shares    15,400           0      15,400          0
Cyclean of           03/95       Class A LLC Unit -
 Los Angeles, LLC                11% ownership        2,816           0       2,816          0

Medical
-------
Hemocleanse, Inc.    03/95       20,999 Common
                                 shares              19,320      41,998      19,320     62,997

Hemocleanse, Inc.    01/97       39,605 Common
                                 shares              19,803      79,210          --         --
Resonex Holding      02/94       22,804 Common
 Corporation                     shares                   0           0           0          0

Microelectronics
----------------
Celeritek, Inc.       5/94-      11,847 Common
                     12/97       shares              83,287     165,029      74,233    141,575

Semiconductor Equipment
-----------------------
Etec Systems, Inc.   12/96       676 Common              --          --       3,300     16,747
                                 Shares
Photon Dynamics      05/94       6,773 Common
                                 shares                  --          --      22,746     56,047

Telecommunications
------------------
3Com Corporation     06/95       790 Common
                                 shares                  --          --       4,612     60,131
                                                    -------     -------     -------    -------

Total stocks                                        261,196     286,237     262,997    348,676
                                                    -------     -------     -------    -------

Total equity investments                           $261,196     286,237     262,997    467,491
                                                    =======     =======     =======    =======


--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.



Marketable Equity Securities
----------------------------

At December 31, 1997 and 1996, marketable equity securities had aggregate costs of $83,287 and $101,591, respectively, and aggregate market values of $165,029 and $257,753, respectively. The unrealized gains at December 31, 1997 and 1996, did not include any gross losses.

Celeritek, Inc.
---------------

During 1997, the Partnership purchased 2,000 common shares on the open market for $30,500. In December 1997, the Partnership sold 4,000 common shares for total proceeds of $61,261 and realized a gain of $39,815.

Subsequent to year end, the fair value of the Partnership's investment decreased by $30,269 as a result of a decrease in the publicly-traded market price at March 23, 1997.

Etec Systems, Inc.
------------------

In October, 1997, the Partnership sold its entire investment in the company for total proceeds of $38,531 and realized a gain of $35,231.

Hemocleanse, Inc.
-----------------

In January of 1997, the Partnership exercised its warrant for common shares without cash and received 39,605 shares of common stock and realized a gain of $19,803.

Photon Dynamics, Inc.
---------------------

In August of 1997, the Partnership sold its entire investment in the company for total proceeds of $47,409 and a realized gain of $24,663.

3Com Corporation
-----------------

In December 1997, the Partnership sold its entire investment in the company for total proceeds of $27,995 and realized a gain of $23,383.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations for publicly-traded portfolio companies.


7.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the Partnership's accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

	For the Years Ended December 31,
	-----------------------------------
	1997	1996	1995
	--------	--------	--------
Increase in fair value from cost
 of marketable equity securities	$  81,742	156,162	66,287

(Decrease) increase in fair value
 from cost of non-marketable
 equity securities	(56,701)	48,332	41,601
	-------	-------	---------

Net unrealized fair value
 increase from cost
 at end of year	25,041	204,494	107,888

Net unrealized fair value
 increase (decrease) from
 cost at beginning of year	204,494	107,888	(2,281,575)
	-------	-------	---------

Change in net unrealized
 fair value of equity
 investments	$(179,453)	96,606	2,389,463
	=======	=======	=========

8.     Litigation and Other Investment Expenses
       -----------------------------------------

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

As a result of a settlement conference, these lawsuits were resolved effective April 1, 1997. The affiliated partnerships purchased Ecopave Corp. and Vance's ownership interest in Ecopave for $5.5 million. The Partnership did not participate in the purchase. The Managing General Partner believes the settlement was the most cost effective resolution of this dispute and it has improved the Partnership's ability to recover its secured notes receivable.

Other investment expenses in 1997 and 1996 of $76,905 and $64,341, respectively, reflect the participated cost of this legal action.

9.     Cash and Cash Equivalents
       -------------------------

At December 31, 1997 and 1996, cash and cash equivalents consisted of:

	1997	1996
	--------	--------
Demand and brokerage accounts	$ 9,195	8,487
Money-market accounts	58,873	282,965
	------	-------
     Total	$68,068	$291,452
	======	=======

10.    Repurchase of Limited Partnership Interests
       -------------------------------------------

Each June, beginning in June of 1987, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any units tendered is based on the June 30th estimated fair value of the Partnership. Units repurchased and the amounts paid were: 2,914 Units for $20,602; 1,197 Units for $12,418; 503 Units for $9,108 in 1997, 1996,
and 1995, respectively.

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

                           TECHNOLOGY FUNDING SECURED INVESTORS I

                           By:  TECHNOLOGY FUNDING INC.
                                Managing General Partner




Date:  March 25, 1998      By:       /s/Michael Brenner
                                --------------------------------------
                                        Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                   Date
          ---------           --------                   ----

   /s/Charles R. Kokesh       President, Chief       March 25, 1998
------------------------      Executive Officer,
Charles R. Kokesh             Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice President   March 25, 1998
--------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.