Form 10-Q
period 1998-03-31
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1998-05-15
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

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

                              (650) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                         (unaudited)
                                           March 31,       December 31,
                                             1998             1997
                                        -------------     ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $725,224
   in 1998 and 1997)                      $285,224           285,224

 Equity investments (cost basis
  of $233,029 and $261,196 in
  1998 and 1997, respectively)             231,588           286,237
                                           -------           -------

   Total investments                       516,812           571,461

Cash and cash equivalents                   88,836            68,068

Other assets                                 7,207            13,991
                                           -------           -------

   Total assets                           $612,855           653,520
                                           =======           =======


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses     $ 28,034            28,302
Due to related parties                     166,863           111,334
Other liabilities                            1,051             1,051
                                           -------         ---------

 Total liabilities                         195,948           140,687

Commitments and subsequent event
 (Notes 3 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of
  106,990 in 1998 and 1997)                907,658           976,408
 General Partners                          (49,310)          (48,616)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable               (440,000)         (440,000)
   Equity investments                       (1,441)           25,041
                                           -------         ---------

   Total partners' capital                 416,907           512,833
                                           -------         ---------

   Total liabilities and
    partners' capital                     $612,855           653,520
                                           =======         =========

See accompanying notes to financial statements

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                               1998          1997
                                             --------      --------
Income:
 Short-term investment interest             $    154         3,009
                                              ------       -------
     Total income                                154         3,009

Costs and expenses:
 Management fees                               2,565         4,864
 Other investment expenses                        --        60,105
 Operating expenses                           60,338        67,094
                                              ------       -------

     Total costs and expenses                 62,903       132,063
                                              ------       -------

Net operating loss                           (62,749)     (129,054)

 Net realized (loss) gain from sales
  of equity investments                       (6,695)       19,803
                                              ------       -------

Net realized loss                            (69,444)     (109,251)

 Change in net unrealized
  fair value:
   Equity investments                        (26,482)      (53,038)
                                              ------       -------

Net loss                                    $(95,926)     (162,289)
                                              ======       =======

Net realized loss per Limited               $     (1)           (1)
 Partner Unit                                 ======       =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------


                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                             1998              1997
                                           --------          --------
Cash flows from operating activities:
 Interest received                          $   154            3,009
 Cash paid to vendors                       (10,167)         (17,956)
 Cash received from (paid to)
  related parties                             9,309          (88,484)
                                             ------          -------

  Net cash used by operating
   activities                                  (704)        (103,431)
                                             ------          -------

Cash flows from investing activities:
 Proceeds from sales of equity investments   21,472               --
                                             ------          -------

  Net cash provided by investing
   activities                                21,472               --
                                             ------          -------

Net increase (decrease) in cash
 and cash equivalents                        20,768         (103,431)

Cash and cash equivalents at beginning
 of year                                     68,068          291,452
                                             ------          -------

Cash and cash equivalents
 at March 31                                $88,836          188,021
                                             ======          =======


See accompanying notes to financial statements.

-----------------------------------------------


                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                             1998              1997
                                           --------          --------

Reconciliation of net loss
 to net cash used by
 operating activities:

Net loss                                  $(95,926)          (162,289)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Net realized loss (gain) from
   sales of equity investments               6,695            (19,803)
  Change in net unrealized fair
   value of equity investments              26,482             53,038

Changes in:
  Accounts payable and accrued
   expenses                                   (268)            56,162
  Due to/from related parties               55,529            (30,119)
  Other assets                               6,784              2,143
  Other liabilities                             --             (2,563)
                                            ------            -------

Net cash used by operating activities     $   (704)          (103,431)
                                            ======            =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1998, and December 31, 1997, and the related Statements of Operations for the three months ended March 31, 1998 and 1997, and Statements of Cash Flows for the three months ended March 31, 1998 and 1997, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997. The following notes to financial statements for activity through March 31, 1998, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Financing of Partnership Operations
       -----------------------------------

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1998 and 1997, were as follows:

                                                 1998        1997
                                                ------      ------
Management fees                                $ 2,565       4,864
Reimbursable operating expenses                 43,655      53,501

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. At March 31, 1998 and December 31, 1997, due to related parties for such expenses were $153,891 and $100,928, respectively.

At March 31, 1998 and December 31, 1997, management fees payable were $8,632 and $6,066, respectively, and due to affiliated partnerships for reparticipated secured notes receivable were $4,340 and $4,340, respectively.



4.     Net Realized Loss Per Unit
       --------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding for the three months ended March 31, 1998 and 1997, of 106,990 and 109,904, respectively.

5.     Secured Notes Receivable, Net
       -----------------------------

There were no secured notes receivable activities from January 1 through March 31, 1998.

The Partnership's secured notes receivable portfolio was on nonaccrual status due to the uncertainty of the financial conditions of certain borrowers at March 31, 1998 and December 31, 1997. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at March 31, 1998, recognizes the Managing General Partner's estimate of collectibility of these notes. All notes are secured by specific assets of the borrowing company.



6.     Equity Investments
       ------------------


A complete listing of the Partnership's equity investments at December 31, 1997, is included in the 1997 Annual Report.  Activity from January 1 through March 31, 1998, consisted of:

                                                January 1 through March 31, 1998
                                                --------------------------------
                         Investment                        Cost         Fair
Industry/Company           Date           Position         Basis        Value
----------------        ----------        --------        --------     -------

Balance at January 1, 1998                               $261,196      286,237

1998 activity:

STOCKS:

Microelectronics
----------------
Celeritek, Inc.           05/94-      10,000 Common
                          12/97       shares              (28,167)     (54,649)
                                                          -------      -------

Total equity investments at March 31, 1998               $233,029      231,588
                                                          =======      =======
</TABLE

Marketable Equity Securities
----------------------------

At March 31, 1998, and December 31, 1997, marketable equity securities had aggregate costs of $55,120 and $83,287, respectively, and aggregate market values of $110,380 and $165,029, respectively. The unrealized gains at March 31, 1998, and December 31, 1997, did not include any gross losses.

Celeritek,Inc.
--------------

In March 1998, the Partnership sold 1,847 common shares for total proceeds of $21,472 and realized a loss of $6,695.

In April 1998, the Partnership sold its remaining investment in the company for total proceeds of $117,500 and realized a gain of $62,380.

7.     Other Investment Expenses
       -------------------------

Other investment expenses, primarily legal fees, of $60,105 in 1997, reflect the participated cost of litigation which was settled in the same year. There were no such expenses in 1998.

8.     Cash and Cash Equivalents
       -------------------------

At March 31, 1998, and December 31, 1997, cash and cash equivalents consisted of:



                                                1998            1997
                                              --------        --------

Demand and brokerage accounts                $ 8,437            9,195
Money market accounts                         80,399           58,873
                                              ------           ------

     Total                                   $88,836           68,068
                                              ======           ======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1998, net cash used by operating activities totaled $704. The Partnership received $9,309 from related parties. Other operating expenses of $10,167 were paid and interest income of $154 was received.

Cash and cash equivalents at March 31, 1998, were $88,836. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales, and available cash. Operating cash reserves, proceeds from sales of equity investments, repayments of secured notes receivable, and the Managing General Partner's support are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $95,926 and $162,289 for the three months ended March 31, 1998 and 1997, respectively. The decrease in net loss in the current period was primarily due to a $60,105 decrease in other investment expenses.

Other investment expenses, primarily legal fees, for the quarter ended March 31, 1997 were $60,105. There were no such expenses in 1998. The decrease was due to the settlement of the related litigation.

Total operating expenses were $60,338 and $67,094 for the three months ended March 31, 1998 and 1997, respectively

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1998.

(b) Financial Data Schedule for the three months ended and as of March 31, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  May 14, 1998        By:    /s/Michael R. Brenner
                            -----------------------------------
                                     Michael R. Brenner
                                     Controller