Form 10-Q
period 1998-06-30
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1998-08-14
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

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

                                         (unaudited)
                                           June 30,       December 31,
                                             1998             1997
                                        -------------     ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $725,224
   in 1998 and 1997)                      $285,224           285,224

 Equity investments (cost basis
  of $177,907 and $261,196 in
  1998 and 1997, respectively)             121,206           286,237
                                           -------           -------

   Total investments                       406,430           571,461

Cash and cash equivalents                    7,755            68,068

Other assets                                 7,303            13,991
                                           -------           -------

   Total assets                           $421,488           653,520
                                           =======           =======


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses     $ 21,172            28,302
Due to related parties                      49,462           111,334
Other liabilities                              809             1,051
                                           -------         ---------

 Total liabilities                          71,443           140,687

Commitments and contingencies
 (Note 3)

Partners' capital:
 Limited Partners
  (Units outstanding of
  106,990 in 1998 and 1997)                896,172           976,408
 General Partners                          (49,426)          (48,616)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable               (440,000)         (440,000)
   Equity investments                      (56,701)           25,041
                                           -------         ---------

   Total partners' capital                 350,045           512,833
                                           -------         ---------

   Total liabilities and
    partners' capital                     $421,488           653,520
                                           =======         =========

See accompanying notes to financial statements

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                 For the Three                   For the Six
                                                 Months Ended                    Months Ended
                                                   June 30,                        June 30,
                                        -----------------------------     -------------------------
                                               1998        1997              1998            1997
                                               ----        ----              ----            ----
Income:
 Short-term investment interest                  130       1,606               284           4,615
                                             -------     -------           -------         -------
  Total income                                   130       1,606               284           4,615


Costs and expenses:
 Management fees                               2,085       4,052             4,650           8,916
 Other investment expenses                        --      16,800                --          76,905
 Operating expenses                           71,421      62,958           131,759         130,052
                                             -------     -------           -------         -------

  Total costs and expenses                    73,506      83,810           136,409         215,873
                                             -------     -------           -------         -------

Net operating loss                           (73,376)    (82,204)         (136,125)       (211,258)

 Net realized gain from sales
  of equity investments                       61,774          --            55,079          19,803
                                             -------     -------           -------         -------

Net realized loss                            (11,602)    (82,204)          (81,046)       (191,455)



Change in net unrealized
  fair value of equity investments           (55,260)     28,315           (81,742)        (24,723)
                                             -------     -------           -------         -------

Net loss                                 $   (66,862)    (53,889)         (162,788)       (216,178)
                                             =======     =======           =======         =======

Net realized loss per Unit               $        --          (1)               (1)             (2)
                                             =======     =======           =======         =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------


                                        For the Six Months Ended June 30,
                                        ---------------------------------
                                             1998              1997
                                           --------          --------
Cash flows from operating activities:
 Interest received                         $    284            4,615
 Cash paid to vendors                       (34,782)        (131,753)
 Cash paid to related parties              (164,183)        (136,531)
                                            -------          -------

  Net cash used by operating
   activities                              (198,681)        (263,669)
                                            -------          -------

Cash flows from investing activities:
 Proceeds from sales of equity investments  138,368               --
                                            -------          -------

  Net cash provided by investing
   activities                               138,368               --
                                            -------          -------

Net decrease in cash and cash
 equivalents                                (60,313)        (263,669)

Cash and cash equivalents at beginning
 of year                                     68,068          291,452
                                            -------          -------

Cash and cash equivalents
 at June 30                                $  7,755           27,783
                                            =======          =======


See accompanying notes to financial statements.

-----------------------------------------------


                                      For the Six Months Ended June 30,
                                      ------------------------------------
                                             1998              1997
                                           --------          --------

Reconciliation of net loss
 to net cash used by
 operating activities:

Net loss                                 $(162,788)          (216,178)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Net realized gain from
   sales of equity investments             (55,079)           (19,803)
  Change in net unrealized fair
   value of equity investments              81,742             24,723

Changes in:
  Accounts payable and accrued
   expenses                                 (7,130)           (14,712)
  Due to related parties                   (61,872)           (37,241)
  Other assets                               6,688              2,031
  Other liabilities                           (242)            (2,489)
                                           -------            -------

Net cash used by operating activities    $(198,681)          (263,669)
                                           =======            =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the accompanying interim financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1998 and 1997, were as follows:

                                                 1998        1997
                                                ------      ------
Management fees                                $ 4,650       8,916
Reimbursable operating expenses                 97,661      90,374

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. At June 30, 1998 and December 31, 1997, due to related parties for such expenses were $34,405 and $100,928, respectively.

At June 30, 1998 and December 31, 1997, management fees payable were $10,717 and $6,066, respectively, and due to affiliated partnerships for reparticipated secured notes receivable was $4,340, for both June 30, 1998 and December 31, 1997.

4.     Net Realized Loss Per Unit
       --------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding for the six months ended June 30, 1998 and 1997, of 106,990 and 109,904, respectively.

5.     Secured Notes Receivable, Net
       -----------------------------

There were no secured notes receivable activities from January 1 through June 30, 1998.

The Partnership's secured notes receivable portfolio was on nonaccrual status due to the uncertainty of the financial conditions of certain borrowers at June 30, 1998 and December 31, 1997. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at June 30, 1998, recognizes the Managing General Partner's estimate of collectibility of these notes. All notes are secured by specific assets of the borrowing company.



6.     Equity Investments
       ------------------


A complete listing of the Partnership's equity investments at December 31, 1997 is included in the 1997 Annual Report. Activity from January 1 through June 30, 1998 consisted of:

                                                January 1 through June 30, 1998
                                                -------------------------------
                         Investment                        Cost         Fair
Industry/Company           Date           Position         Basis        Value
----------------        ----------        --------        --------     -------

Balance at January 1, 1998                               $261,196      286,237

Microelectronics
----------------
Celeritek, Inc.           05/94-      11,847 Common
                          12/97       shares              (83,289)    (165,031)
                                                          -------      -------

Total equity investments at June 30, 1998                $177,907      121,206
                                                          =======      =======
</TABLE

Marketable Equity Securities
----------------------------

At December 31, 1997, marketable equity securities had aggregate costs of $83,287, and aggregate market values of $165,029. The unrealized gains at December 31, 1997 did not include any gross losses. There were no marketable equity securities at June 30, 1998.

Celeritek,Inc.
--------------

In March 1998, the Partnership sold 1,847 common shares for total proceeds of $21,472 and realized a loss of $6,695.

In April 1998, the Partnership sold its remaining investment in the company for total proceeds of $116,896 and realized a gain of $61,774.

7.     Other Investment Expenses
       -------------------------

Other investment expenses, primarily legal fees, of $76,905 in 1997, reflect the participated cost of litigation which was settled in the same year. There were no such expenses in 1998.

8.     Cash and Cash Equivalents
       -------------------------

At June 30, 1998, and December 31, 1997, cash and cash equivalents consisted of:

                                                1998            1997
                                              --------        --------
Demand accounts                              $ 7,346            9,195
Money market accounts                            409           58,873
                                              ------           ------
     Total                                   $ 7,755           68,068
                                              ======           ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1998, net cash used by operating activities totaled $198,681. The Partnership reimbursed related parties for management fees and operating expenses of $164,183. Other operating expenses of $34,782 were paid and interest income of $284 was received.

Cash and cash equivalents at June 30, 1998, were $7,755. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales, and available cash. Operating cash reserves, proceeds from sales of equity investments, repayments of secured notes receivable, and the Managing General Partner's support are expected to be sufficient to fund Partnership operations through the next twelve months.
Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $66,862 and $53,889 for the three months ended June 30, 1998 and 1997, respectively. The increase in net loss in the current period was primarily due to a $83,575 decrease in the change in net unrealized fair value of equity investments as a result of the sale of Celeritek, Inc. common shares and a $8,463 increase in total operating expenses, partially offset by a $61,774 increase in net realized gain resulting from the Celeritek sale and a $16,800 decrease in other investment expenses.

Total operating expenses were $71,421 and $62,958 for the three months ended June 30, 1998 and 1997, respectively

Other investment expenses, primarily legal fees, for the three months ended June 30, 1997 were $16,800. There were no such expenses in 1998. The decrease was due to the settlement of the related litigation in 1997.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net losses for the six months ended June 30, 1998 and 1997, were $162,788 and $216,178, respectively. The decrease in net loss was primarily attributable to a $76,905 decrease in other investment expenses and a $35,276 increase in realized gains from sales of equity investments. This change was partially offset by a $57,019 decrease in the change in net unrealized fair value of equity investments.

Other investment expense, primarily legal fees, for the six months ended June 30, 1997 were $76,905. There were no such expenses in 1998. The decrease was due to the settlement of the related litigation in 1997.

During 1998, the Partnership realized a net gain of $55,079 from the sale of Celeritek, Inc. common stock. In 1997, the realized gain of $19,803 resulted from the non-cash exercise of Hemocleanse, Inc. common share warrants.

During the six months ended June 30, 1998, the decrease in fair value of equity investments was $81,742. During the same period in 1997, the $24,723 decrease was primarily due to the non-cash exercise of Hemocleanse, Inc. common share warrants.

Total operating expenses were $131,759 and $130,052 for the six months ended June 30, 1998 and 1997, respectively.



II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1998.

b) Financial Data Schedule for the six months ended and as of June 30, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  August 12, 1998     By:    /s/Michael R. Brenner
                            -----------------------------------
                                     Michael R. Brenner
                                     Controller