Form 10-Q
period 1998-09-30
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1998-11-13
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

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

                                         (unaudited)
                                       September 30,      December 31,
                                            1998              1997
                                       -------------      ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $725,224
   in 1998 and 1997)                      $285,224           285,224

 Equity investments (cost basis
  of $177,907 and $261,196 in
  1998 and 1997, respectively)                   0           286,237
                                           -------           -------

   Total investments                       285,224           571,461

Cash and cash equivalents                    7,534            68,068

Other assets                                   342            13,991
                                           -------           -------

   Total assets                           $293,100           653,520
                                           =======           =======


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses     $ 28,000            28,302
Due to related parties                     214,886           111,334
Other liabilities                              809             1,051
                                           -------         ---------

 Total liabilities                         243,695           140,687

Commitments and contingencies
 (Note 3)

Partners' capital:
 Limited Partners
  (Units outstanding of 106,982 and
  106,990 in 1998 and 1997, respectively)  718,532           976,408
 General Partners                          (51,220)          (48,616)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable               (440,000)         (440,000)
   Equity investments                     (177,907)           25,041
                                           -------         ---------

   Total partners' capital                   49,405          512,833
                                           -------         ---------

   Total liabilities and
    partners' capital                      $293,100          653,520
                                           =======         =========

See accompanying notes to financial statements

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                 For the Three                   For the Nine
                                                 Months Ended                    Months Ended
                                                 September 30,                   September 30,
                                        -----------------------------     -------------------------
                                               1998        1997              1998            1997
                                               ----        ----              ----            ----
Income:
 Short-term investment interest            $       2          91               286           4,706
                                             -------     -------           -------         -------
  Total income                                     2          91               286           4,706

Costs and expenses:
 Management fees                               1,750       3,873             6,400          12,789
 Other investment expenses                        --          --                --          76,905
 Operating expenses:
  Lending operations and investment
   management                                 12,816       9,892            31,821          26,446
  Administrative and investor services       132,633      64,250           236,547         142,534
  Computer services                           25,129      19,763            11,775          38,297
  Professional fees                            7,051      16,351            29,245          33,031
                                             -------     -------           -------         -------
    Total operating expenses                 177,629     110,256           309,388         240,308
                                             -------     -------           -------         -------
  Total costs and expenses                   179,379     114,129           315,788         330,002
                                             -------     -------           -------         -------

Net operating loss                          (179,377)   (114,038)         (315,502)       (325,296)


 Net realized gain from sales
  of equity investments                           --      24,663            55,079          44,466
                                             -------     -------           -------         -------

Net realized loss                           (179,377)    (89,375)         (260,423)       (280,830)

Change in net unrealized
  fair value of equity investments          (121,206)     66,477          (202,948)         41,754
                                             -------     -------           -------         -------

Net loss                                   $(300,583)    (22,898)         (463,371)       (239,076)
                                             =======     =======           =======         =======

Net realized loss per Unit                 $      (2)         (1)               (2)             (3)
                                             =======     =======           =======         =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------


                                               For the Nine Months
                                               Ended September 30,
                                           --------------------------
                                             1998              1997
                                           --------          --------
Cash flows from operating activities:
 Interest received                        $     286            4,706
 Cash paid to vendors                       (38,034)        (154,853)
 Cash paid to related parties              (161,097)        (180,725)
                                            -------          -------

  Net cash used by operating
   activities                              (198,845)        (330,872)
                                            -------          -------

Cash flows from investing activities:
 Secured notes receivable issued                 --           (4,500)
 Proceeds from sales of equity investments  138,368           47,409
                                            -------          -------

  Net cash provided by investing
   activities                               138,368           42,909
                                            -------          -------
Cash flows from financing activities:
 Repurchase of limited partnership
  interests                                     (57)              --
                                            -------          -------
  Net cash used by financing activities         (57)              --
                                            -------          -------

Net decrease in cash and cash
 equivalents                                (60,534)        (287,963)

Cash and cash equivalents at beginning
 of year                                     68,068          291,452
                                            -------          -------

Cash and cash equivalents
 at September 30                          $   7,534            3,489
                                            =======          =======


See accompanying notes to financial statements.

-----------------------------------------------


                                               For the Nine Months
                                               Ended September 30,
                                           --------------------------
                                             1998              1997
                                           --------          --------

Reconciliation of net loss
 to net cash used by
 operating activities:

Net loss                                 $(463,371)          (239,076)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Net realized gain from
   sales of equity investments             (55,079)           (44,466)
  Change in net unrealized fair
   value of equity investments             202,948            (41,754)

Changes in:
  Due to related parties                   103,552             (7,237)
  Other changes, net                        13,105              1,661
                                           -------            -------

Net cash used by operating activities    $(198,845)          (330,872)
                                           =======            =======

Non-cash financing activities:
 Limited Partners unit repurchases       $      --             24,584
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

2.     Financing of Partnership Operations
       -----------------------------------

The Managing General Partner expects that the Partnership will be primarily dependent upon the financial support of the Managing General Partner to fund operations. The Managing General Partner has committed to this support in the form of short-term cash advances.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1998 and 1997, were as follows:

                                                 1998        1997
                                                ------      ------
Management fees                               $  6,400      12,789
Reimbursable operating expenses                258,249     160,699

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. At September 30, 1998 and December 31, 1997, due to related parties for such expenses were $198,079 and $100,928, respectively.

The Managing General Partner allocates operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In the third quarter of 1998, the Managing General Partner reevaluated allocations to the Partnership and determined that they had not fully recovered allocable overhead, primarily salary and benefits, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses in the third quarter of 1998 of $84,727, consisting of $9,238 for the nine months ended September 30, 1997 and $75,489 for prior years. Had the additional expenses been recorded in prior years, total operating expenses for the three months ended September 30, 1998 and 1997 would have been $92,902 and $119,494, respectively, and total operating expenses for the nine months ended September 30, 1998 and 1997 would have been $224,661 and $249,546, respectively.

At September 30, 1998 and December 31, 1997, management fees payable were $12,467 and $6,066, respectively, and due to affiliated partnerships for reparticipated secured notes receivable was $4,340, for both September 30, 1998 and December 31, 1997.

4.     Net Realized Loss Per Unit
       --------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding for the nine months ended September 30, 1998 and 1997, of 106,987 and 109,514, respectively.

5.     Secured Notes Receivable, Net
       -----------------------------

There were no secured notes receivable activities from January 1 through September 30, 1998.

The Partnership's secured notes receivable portfolio at September 30, 1998 and December 31, 1997 was on nonaccrual status due to the uncertainty of the borrowers' financial conditions. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at September 30, 1998, reflects the Managing General Partner's estimate of collectibility of these notes. All notes are secured by specific assets of the borrowing companies.



6.     Equity Investments
       ------------------


A complete listing of the Partnership's equity investments at December 31, 1997 is included in the 1997 Annual Report.  Activity from January 1 through September 30, 1998 consisted of:

                                                            January 1 through
                                                            September 30, 1998
                                                         ----------------------
                         Investment                        Cost         Fair
Industry/Company           Date           Position         Basis        Value
----------------        ----------        --------        --------     -------

Balance at January 1, 1998                               $261,196      286,237

Medical
-------
Hemocleanse, Inc.         01/92       47,526 Common
                                      shares                   --     (121,206)
Microelectronics
----------------
Celeritek, Inc.           05/94-      11,847 Common
                          12/97       shares              (83,289)    (165,031)
                                                          -------      -------

Total equity investments at September 30, 1998           $177,907            0
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

Hemocleanse, Inc.
-----------------

In September 1998, the Partnership wrote off the fair value of its investment based on the opinion of the Managing General Partner that the current operating status of the company indicated a decline in value.

7.     Other Investment Expenses
       -------------------------

Other investment expenses, primarily legal fees, of $76,905 in 1997, reflect the participated cost of litigation which was settled in the same year. There were no such expenses in 1998.

8.     Cash and Cash Equivalents
       -------------------------

At September 30, 1998, and December 31, 1997, cash and cash equivalents consisted of:

                                                1998            1997
                                              --------        --------
Demand accounts                               $7,124            9,195
Money market accounts                            410           58,873
                                              ------           ------
     Total                                    $7,534           68,068
                                              ======           ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1998, net cash used by operating activities totaled $198,845. The Partnership reimbursed related parties for management fees and operating expenses of $161,097. Other operating expenses of $38,034 were paid and interest income of $286 was received.

Cash and cash equivalents at September 30, 1998, were $7,534. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales, and available cash. The Partnership will be primarily dependent upon the financial support of the Managing General Partner to fund operations.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $300,583 and $22,898 for the three months ended September 30, 1998 and 1997, respectively. The increase in net loss in the current period was primarily due to a $187,683 decrease in the change in net unrealized fair value of equity investments as a result of the write down of the Hemocleanse, Inc. common shares, a $67,373 increase in total operating expenses, and a $24,663 decrease in net realized gain resulting from sales of equity investments.

Total operating expenses were $177,629 and $110,256 for the three months ended September 30, 1998 and 1997, respectively. As disclosed in Note 3 to the financial statements, operating expenses for the three months ended September 30, 1998 include additional expenses of $84,727 related to prior years which were not previously charged to the Partnership. Had the additional expenses been recorded in prior years, operating expenses for the quarters ended September 30, 1998 and 1997 would have been $92,902 and $119,494, respectively. The decrease is attributable to the decreased level of investment activity in the Partnership's portfolio.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
--------------------------------------------------------------------------
year
----

Net losses for the nine months ended September 30, 1998 and 1997, were $463,371 and $239,076, respectively. The increase in net loss was primarily attributable to a $244,702 decrease in the change in net unrealized fair value of equity investments and a $69,080 increase in operating expenses, partially offset by a $76,905 decrease in other investment expenses.

During the nine months ended September 30, 1998, the decrease in fair value of equity investments was $202,948 resulting from the writedown of the Hemocleanse, Inc. common shares and the sale of Celeritek, Inc. common shares. During the same period in 1997, the $41,754 increase was primarily due to increases in the microelectronics industry, partially offset by decreases in the medical and telecommunications industries.

Total operating expenses were $309,388 and $240,308 for the nine months ended September 30, 1998 and 1997, respectively. As disclosed in Note 3 to the financial statements, operating expenses for the nine months ended September 30, 1998 include additional expenses of $84,727 related to prior years which were not previously charged to the Partnership. Had the additional expenses been recorded in prior years, operating expenses for the nine months ended September 30, 1998 and 1997 would have been $224,661 and $249,546, respectively. The decrease is attributable to the decreased level of investment activity in the Partnership's portfolio.

Other investment expenses, primarily legal fees, for the nine months ended September 30, 1997 were $76,905. There were no such expenses in 1998. The decrease was due to the settlement of the related litigation in 1997.

The Year 2000
-------------

The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 and lead to significant business delays and disruptions.

The Managing General Partner has completed a preliminary assessment of the internal financial, information and operating systems which it provides to the Partnership. Implementation and testing of necessary system modifications is in progress and will be completed well before December 31, 1999. The Managing General Partner is also monitoring the progress of software vendors and third-party processors on which it relies, as well as the progress of portfolio companies in which it has made significant investments.

The Managing General Partner does not expect the cost of the internal system modifications to be material to the Partnership's financial statements.



II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1998.

b) Financial Data Schedule for the nine months ended and as of September 30, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  November 12, 1998   By:    /s/Michael R. Brenner
                            -----------------------------------
                                     Michael R. Brenner
                                     Controller