Form 10-K
period 1998-12-31
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1999-04-01
CIK 764062

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                  For The Year Ended December 31, 1998

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

Documents incorporated by reference: Portions of the Prospectus dated May 5, 1986, forming a part of Registration Statement No. 2-96022 under the Securities Act of 1933 are incorporated by reference in Parts I and III, hereof. Portions (pages 23 to 25) of the Prospectus of Technology Funding Venture Capital Fund VI, LLC, as revised June 4, 1998 (accession number 0000950133-98-002220), forming a part of the December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, are incorporated by reference in Part III hereof.

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

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1998.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1998, there were 5,778 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's
Partnership Agreement.



Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                          For the Years Ended and As of December 31,
                                ------------------------------------------------------------
                                 1998         1997          1996         1995          1994
                                ------       ------        ------       ------        ------
Total income                  $    287        4,710        28,460      188,104       156,925
Net operating loss            (416,929)    (412,216)     (342,248)    (791,505)     (446,132)
Net realized gain from sales
 of equity investments          55,079      142,895        30,189      540,349       355,016
Realized losses from
 investment write-downs        (11,178)          --        (5,000)  (2,988,395)     (514,251)
Recoveries from investments
 previously written off             --        9,497            --           --        45,290
Net realized loss             (373,028)    (259,824)     (317,059)  (3,239,551)     (560,077)
Change in net unrealized
 fair value:
  Equity investments          (191,770)    (179,453)       96,606    2,389,463    (2,127,420)
  Secured notes receivable   1,813,000           --      (185,000)     (20,000)      549,000
Net income (loss)            1,248,202     (439,277)     (405,453)    (870,088)   (2,138,497)
Net realized loss
 per Unit                           (3)          (2)           (3)         (28)           (5)
Total assets                 2,106,296      653,520     1,047,088    1,900,971     2,270,238

Refer to financial statement notes entitled "Summary of Significant Accounting Policies" and
"Allocation of Profits and Losses" for a description of the method of calculation for net realized income (loss) per Unit.



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Liquidity and Capital Resources
-------------------------------

In 1998, net cash used by operating activities totaled $199,416.
The Partnership reimbursed related parties for operating expenses of $139,700. Other operating expenses of $60,003 were paid and interest income of $287 was received. During 1998, proceeds from investment sales totaled $138,368.

Beginning in 1991, the Partnership entered the liquidation stage and began to distribute its available cash. The Partnership has distributed a major portion of its available cash and is now at the stage in its liquidation process where future distributions are primarily dependent on loan repayments and equity investment sales.

Cash and cash equivalents at December 31, 1998, were $7,020. Repayments of secured notes receivable, proceeds from sales of equity investments, and Managing General Partner's support are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

1998 compared to 1997
---------------------

Net income for 1998 was $1,248,202 as compared to a net loss of $439,277 in 1997. The improvement was primarily a result of a $1,813,000 increase in the fair value of secured notes receivable, partially offset by an $87,816 decrease in net realized gain from sales of equity investments and an $86,883 increase in operating expenses.

The Partnership recorded a $1,813,000 increase in the fair value of secured notes receivable in 1998 which was primarily due to an increase in expected loan repayments resulting from the improved financial condition of borrowing companies in the computer and computer equipment and industrial/business automation industries. There was no change in the fair value of secured notes receivable in 1997.

Net realized gain from sale of equity investments totaled
$55,079 and $142,895 in 1998 and 1997, respectively.  The 1998 realized gain resulted from the sale of stock in Celeritek, Inc.
The realized gain in 1997 resulted from sales of stock in Celeritek, Inc., Etec Systems, Inc., Photon Dynamics, Inc., and
3Com Corporation.

Total operating expenses were $410,570 and $323,687 in 1998 and 1997, respectively. As disclosed in Note 3 to the financial statements, the Managing General Partner re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees as permitted by the Partnership agreement. As a result, the Partnership was charged $110,142 of additional operating expenses in 1998 of which $12,302 and $97,840 related to 1997 and prior years, respectively. If the additional expense had been recorded in prior years, total operating expenses would have been $300,428 and $335,989 for 1998 and 1997, respectively.

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

Total operating expenses were $323,687 and $281,002 in 1997 and 1996, respectively. As disclosed in Note 3 to the financial statements, the 1996 operating expenses included expense reimbursements of $46,290. Had the reimbursements not occurred, the 1997 and 1996 total operating expenses would have been $323,687 and $327,292, respectively. Included in 1997 operating expenses are the costs of the Partnership's relocation of its administrative and investor service operations to Santa Fe, New Mexico.

The $142,895 net realized gain from sales of equity investments in 1997 resulted from the sales of stock in Celeritek, Inc., Etec Systems, Inc., Photon Dynamics, Inc., and 3Com Corporation. In 1996, the realized gain of $30,189 primarily resulted from the sale of Hybridon, Inc. stock.


YEAR 2000
---------

Widespread use of computer programs that use two digits rather than four to store, calculate, and display year values in dates may cause computer systems to malfunction in the year 2000, resulting in significant business delays and disruptions.

The Partnership's State of Readiness
------------------------------------

Computer services are provided to the Partnership by its Managing General Partner, Technology Funding Inc. ("TFI".) For several years, TFI has sought to use Year 2000 compliant storage formats and algorithms in its internally-developed and maintained systems. TFI has also completed initial evaluations of computer systems, software, and embedded technologies. Those evaluations confirmed that certain components of its network server hardware and operating systems, voice mail system, e-mail system, and accounting software may have Year 2000 compliance issues. These resources and several less-critical components of the systems environment were all scheduled as part of normal maintenance and replacement cycles to be replaced or upgraded as Year 2000 compatible components became available from vendors during 1998 and 1999. That program remains on schedule to provide Year 2000 capable systems timely without significant expenditures or disruption of Partnership operations. However, the risk remains that TFI may not be able to verify whether Year 2000 compatibility claims by vendors are accurate, or whether changes undertaken to achieve Year 2000 compatibility will create other undetected problems in associated systems. Therefore, TFI anticipates that Year 2000 compliance testing and maintenance of these systems will continue as needed into the first quarter of 2000.

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI is reviewing public Year 2000 statements of those suppliers and preparing questionnaires to be sent to mission-critical vendors whose public statements were not adequate for assessment. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.


The Cost to Address Year 2000 Issues
------------------------------------

Expenditures in 1998 related to Year 2000 issues were not material to the Partnership's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Partnership.

The Risks Associated with Year 2000 Issues
------------------------------------------

Any failure by the portfolio companies in which the Partnership has invested, or by those portfolio companies' key suppliers or customers, to anticipate and avoid Year 2000 related problems at reasonable cost could have a material adverse effect on the value of and/or the timing of realization of value from the Partnership's investments. If Year 2000 compliance issues are not resolved by December 31, 1999, internal system failures or miscalculations could cause a temporary inability to process transactions, loss of ability to send or receive e-mail and voice mail messages, or disruptions in other normal business activities. Additionally, failure of third parties on whom TFI relies to remediate their Year 2000 issues timely could result in disruptions in the Partnership's relationship with its financial institutions, temporary disruptions in processing transactions, unanticipated costs, and problems related to the Partnership's daily operations. While TFI continues to address its internal Year 2000 issues, until TFI receives and evaluates responses from a significant number of its suppliers, the overall risks associated with the Year 2000 issue remain difficult to describe and quantify. There can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Partnership and its operations.

TFI's Contingency Plan
----------------------

As part of its normal efforts to assure business continuation in the event of natural disasters, systems failures, or other disruptions, TFI has prepared contingency plans including an extensive Year 2000 contingency plan. Taken together with TFI's Year 2000 remediation plan, it identifies potential points of failure, approaches to correcting known Year 2000 problems, dates by which the preferred corrections are anticipated to be made and tested, and alternative approaches if the corrections are not completed timely or are later found to be inadequate. Although backup systems and contingency approaches have been identified for most mission-critical systems and vendor dependencies, there remain some systems for which no good alternative exists, and there may be some problems that prove more intractable than currently anticipated.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in Item
14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Technology Funding Ltd., a California limited partnership ("TFL"), and Technology Funding Inc., a California corporation ("TFI"), and wholly owned subsidiary of TFL, are the General Partners of the Partnership. TFI is the Managing General Partner. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included on pages 23 to 25 in the Technology Funding Venture Capital Fund VI, LLC Prospectus, as revised June 4, 1998 (accession number 0000950133-98-002220), forming a part of the December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913, dated July 11, 1997, which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1998, the Partnership incurred $6,646 in management fees.
The management fees are designed to compensate the General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1998. General Partner Overhead includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the General Partners in performing their obligations to the Partnership.


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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
FORM 8-K
--------

(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1998 and 1997
Statements of Operations for the years ended
December 31, 1998, 1997 and 1996
Statements of Partners' Capital for the years ended
December 31, 1998, 1997 and 1996
Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996
Notes to Financial Statements

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1998.

(c) Financial Data Schedule for the year ended and as of December 31, 1998 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


The Partners
Technology Funding Secured Investors I:


We have audited the accompanying balance sheets of Technology Funding Secured Investors I (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain loans and securities owned, by correspondence with the individual borrowing and investee companies, and a physical examination of securities held by a safeguarding agent as of December 31, 1998 and 1997. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Secured Investors I as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



Albuquerque, New Mexico
March 26, 1999                                               /S/KPMG LLP

BALANCE SHEETS
--------------

                                                        December 31,
                                               ---------------------------
                                                  1998             1997
                                                 ------           ------
ASSETS

Investments:
 Secured notes receivable, net (cost
  basis of $725,224 in 1998 and 1997)        $2,098,224           285,224
 Equity investments (cost basis of
  $166,729 and $261,196 in 1998 and
  1997, respectively)                                 0           286,237
                                              ---------           -------
     Total investments                        2,098,224           571,461

Cash and cash equivalents                         7,020            68,068

Other assets                                      1,052            13,991
                                              ---------           -------
     Total assets                            $2,106,296           653,520
                                              =========           =======

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $   37,614            28,302

Due to related parties                          307,403           111,334

Other liabilities                                   244             1,051
                                              ---------           -------
     Total liabilities                          345,261           140,687

Commitments, contingencies, and subsequent event (Notes 3, 5, and 10)

Partners' capital:
 Limited Partners
  (Units outstanding of 106,990 in 1998
  and 1997)                                     607,110           976,408
 General Partners                               (52,346)          (48,616)
 Net unrealized fair value increase
 (decrease) from cost:
   Secured notes receivable                   1,373,000          (440,000)
   Equity investments                          (166,729)           25,041
                                              ---------           -------
     Total partners' capital                  1,761,035           512,833
                                              ---------           -------
    Total liabilities and partners' capital  $2,106,296           653,520
                                              =========           =======

See accompanying notes to financial statements

STATEMENTS OF OPERATIONS
------------------------

                                        For the Years Ended December 31,
                                      -----------------------------------
                                        1998         1997          1996
                                       ------       ------        ------
Income:
 Short-term investment interest    $      287        4,710        24,610
 Secured notes receivable
  interest                                 --           --         3,850
                                    ---------      -------       -------
     Total income                         287        4,710        28,460

Costs and expenses:
 Management fees                        6,646       16,334        25,365
 Other investment expenses                 --       76,905        64,341
 Operating expenses:
   Administrative and investor
    services                          288,569      200,813       170,359
   Lending operations and
    investment management              37,453       32,109         9,298
   Computer services                   25,311       48,220        62,872
   Professional fees                   59,237       42,545        38,473
                                    ---------      -------       -------
     Total operating expenses         410,570      323,687       281,002
                                    ---------      -------       -------

     Total costs and expenses         417,216      416,926       370,708
                                    ---------      -------       -------
Net operating loss                   (416,929)    (412,216)     (342,248)

 Net realized gain from sales of
  equity investments                   55,079      142,895        30,189
 Realized losses from
  investment write-downs              (11,178)          --        (5,000)
 Recoveries from investments
  previously written off                   --        9,497            --
                                    ---------      -------       -------
Net realized loss                    (373,028)    (259,824)     (317,059)

 Change in net unrealized fair
  value:
   Equity investments                (191,770)    (179,453)       96,606
   Secured notes receivable         1,813,000           --      (185,000)
                                    ---------      -------       -------

Net income (loss)                  $1,248,202     (439,277)     (405,453)
                                    =========      =======       =======
Net realized loss
   per Unit                        $       (3)          (2)           (3)
                                    =========      =======       =======

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1998, 1997 and 1996:
                                                             Net Unrealized Fair
                                                               Value Increase
                                                            (Decrease) From Cost
                                                           -----------------------
                                   Limited      General      Equity   Secured Notes
                                  Partners     Partners    Investments  Receivable    Total
                                  --------     --------    -----------  ----------    -----

Partners' capital,
 December 31, 1995                $1,580,542   (42,847)     107,888    (255,000)   1,390,583

Repurchase of limited
 partnership interests               (12,418)       --           --          --      (12,418)

Net realized loss                   (313,888)   (3,171)          --          --     (317,059)

Change in net unrealized fair
 value:
  Equity investments                      --        --       96,606          --       96,606
  Secured notes receivable                --        --           --    (185,000)    (185,000)
                                   ---------    ------      -------   ---------    ---------

Partners' capital,
 December 31, 1996                 1,254,236   (46,018)     204,494    (440,000)     972,712

Repurchase of limited
 partnership interests               (20,602)       --           --          --      (20,602)

Net realized loss                   (257,226)   (2,598)          --          --     (259,824)

Change in net unrealized fair
 value:
  Equity investments                      --        --     (179,453)         --     (179,453)
  Secured notes receivable                --        --           --          --           --
                                   ---------    ------      -------   ---------    ---------
Partners' capital,
 December 31, 1997                   976,408   (48,616)      25,041    (440,000)     512,833

Net realized loss                   (369,298)   (3,730)          --          --     (373,028)

Change in net unrealized fair
 value:
  Equity investments                      --        --     (191,770)         --     (191,770)
  Secured notes receivable                --        --           --   1,813,000    1,813,000
                                   ---------    ------      -------   ---------    ---------
Partners' capital,
 December 31, 1998                $  607,110   (52,346)    (166,729)  1,373,000    1,761,035
                                   =========    ======      =======   =========    =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                      For the Years Ended December 31,
                                    -----------------------------------
                                      1998         1997          1996
                                     ------       ------        ------
Cash flows from operating
  activities:
 Interest received                  $    287        4,710       28,460
 Cash paid to vendors                (60,003)    (188,906)    (191,554)
 Cash paid to related parties       (139,700)    (172,619)    (665,289)
 Cash received from affiliated
  partnerships                            --        4,340        3,977
 Reimbursements of collection
  expenses from portfolio
  companies                               --           --       46,290
                                     -------      -------      -------
  Net cash used by
   operating activities             (199,416)    (352,475)    (778,116)
                                     -------      -------      -------

Cash flows from investing
  activities:
 Secured notes receivable issued          --       (4,500)     (50,902)
 Repayments of secured notes
  receivable                              --           --      162,764
 Proceeds from sales of equity
  investments                        138,368      175,196       31,439
 Recoveries from investments
  previously written off                  --        9,497           --
 Purchase of equity investments           --      (30,500)      (3,300)
                                     -------      -------      -------

  Net cash provided by investing
   activities                        138,368      149,693      140,001
                                     -------      -------      -------

Cash flows from financing
  activities:
 Repurchase of limited
  partnership interests                   --      (20,602)     (12,418)
                                     -------      -------      -------

  Net cash used by financing
   activities                             --      (20,602)     (12,418)
                                     -------      -------      -------
Net decrease in cash and cash
 equivalents                         (61,048)    (223,384)    (650,533)


STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                      For the Years Ended December 31,
                                    -----------------------------------
                                      1998         1997          1996
                                     ------       ------        ------
Cash and cash equivalents at
 beginning of year                    68,068      291,452      941,985
                                   ---------      -------      -------

Cash and cash equivalents at
 end of year                      $    7,020       68,068      291,452
                                   =========      =======      =======

Reconciliation of net income
 (loss) to net cash used by
 operating activities:

Net income (loss)                 $1,248,202     (439,277)    (405,453)

Adjustments to reconcile net
  income (loss) to net cash
  used by operating activities:
  Net realized gain from sales of
   equity investments                (55,079)    (142,895)     (30,189)
  Realized losses from investment
   write-downs                        11,178           --        5,000
  Recoveries from investments
   previously written off                 --       (9,497)          --
  Change in net unrealized
   fair value:
    Equity investments               191,770      179,453      (96,606)
    Secured notes receivable      (1,813,000)          --      185,000
Changes in:
  Due to/from related parties        196,069       79,344     (388,517)
  Other liabilities                     (807)      (5,335)     (52,795)
  Other, net                          22,251      (14,268)       5,444
                                   ---------      -------      -------
Net cash used by
  by operating activities         $ (199,416)    (352,475)    (778,116)
                                   =========      =======      =======

Non-cash financing activities:

Non-cash exercise of warrants     $       --           --        8,497
                                   =========      =======      =======

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.     Summary of Significant Accounting Policies
       ------------------------------------------

Organization
------------

Technology Funding Secured Investors I (the "Partnership") is a limited partnership organized under the laws of the State of California on August 31, 1984. The purpose of the Partnership is to provide secured loans to new and developing companies and to acquire, hold, sell, trade, exchange or otherwise dispose of warrants and/or capital stock acquired by the Partnership in conjunction with these loans. The General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly owned subsidiary of TFL. TFI is the Managing General Partner.

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

Investments:
-----------

     Secured Notes Receivable, Net
     -----------------------------

The Partnership's method of accounting for secured notes receivable, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies.

The fair value of secured notes receivable is their initial cost basis adjusted for unrealized gains and losses. The cost basis is comprised of note principal plus accrued interest, less any discount related to warrants. The net unrealized gain or loss is reviewed quarterly by the Managing General Partner and is adjusted upward or downward to reflect the change in the fair market value of the notes. Fair value may change due to an increase or decrease in the allowance for loan losses, or when the current expected loan proceeds exceed the cost basis. Adjustments to fair value are reflected as "Change in net unrealized fair value of secured notes receivable". Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partner, the future collectibility of interest or principal is in doubt.

Where, in the opinion of the Managing General Partner, events indicate there has been an other than temporary decline in value below the cost basis of the note, an appropriate reduction in the cost basis is recognized as "Realized losses from investment write-downs" on the Statements of Operations. "Recoveries from investments previously written off" represent realized gains when payment is received on such notes.

In conjunction with certain secured notes, upon note issuance or restructure, the Partnership has received warrants to purchase certain types of capital stock or capital stock of the borrowing company. The cost basis of such warrants and the resulting discount has generally been estimated by the Managing General Partner to be 1% of the principal balance of the original notes made to the borrowing company. The cost basis of capital stock and the resulting discount are generally based on the valuation set at the latest round of financing. The discount is amortized to interest income on a straight-line basis over the term of the loan. These warrants and capital stock are included in the equity investment portfolio.

     Equity Investments
     ------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $0 and $165,029 at December 31, 1998 and 1997, respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partner in the absence of readily ascertainable market values. Equity investments valued under this method were $0 and $121,208 at December 31, 1998 and 1997, respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

Convertible and subordinated notes receivable are stated at cost plus accrued interest, which is equivalent to fair value, and are included in equity investments as repayment of these notes generally occurs through conversion into equity investments.

Where, in the opinion of the Managing General Partner, events indicate that the fair value of equity investments and convertible and subordinated notes receivable may not be recoverable, a write-down to estimated fair value is recorded. Temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments. " In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Cost basis adjustments are reflected as "Realized losses from investment write-downs" on the Statements of Operations.

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

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding for the years ended December 31, 1998, 1997 and 1996, of 106,990, 109,661 and 110,802, respectively, into the total net realized income (loss) allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of the total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The Partnership's total tax basis in investments was higher than the reported total cost basis of $891,953 by $3,536,341 as of December 31, 1998.

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

3.     Related Party Transactions
       --------------------------

Included in costs and expenses are related party costs as follows:

                                      For the Years Ended December 31,
                                   -------------------------------------
                                     1998          1997           1996
                                    ------        ------         ------
Management fees                   $  6,646        16,334         25,365
Reimbursable operating expenses:
 Administrative and investor
  services                         269,234       160,586        146,997
 Lending operations and
  investment management             34,578        30,776         41,538
 Computer services                  25,311        39,927         62,872

Management fees, payable quarterly, are equal to one-half of one percent of Partnership assets under management. Management fees compensate the Managing General Partner solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation, management, and progress of Partnership loans to borrowing companies and its portfolio of warrants and capital stock of borrowing companies, as well as for the general administration of the Partnership. Currently, management fees are only paid to the extent that the aggregate amount of all proceeds (including warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable. Management fees payable were $12,712 and $6,066 at December 31, 1998 and 1997, respectively.

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. At December 31, 1998 and 1997, due to related parties for such expenses were $290,351 and $100,928, respectively.

The Managing General Partner allocates operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were re-evaluated. The Managing General Partner determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $110,142, consisting of $12,302, $17,238, and $80,602 for 1997, 1996, and
prior years, respectively. Had the additional expenses been recorded in prior years, operating expenses would have been $300,428, $335,989, and $298,240 for 1998, 1997 and 1996, respectively.

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

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFI, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Within the normal course of business, the Partnership participates in secured notes receivable granted to non-affiliated borrowing companies by affiliated partnerships which are also managed by the General Partners. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At December 31, 1998 and 1997, $4,340 of such amounts were due to affiliated partnerships.

The Partnership owns approximately 80% of MARCorp, a portfolio company. In addition, the Partnership and affiliated partnerships have secured notes receivable from MARCorp.

The Partnership together with affiliated entities own a 66% interest in Cyclean, Inc., a portfolio company. In addition, the Partnership and affiliated partnerships wholly own Cyclean of Los Angeles, LLC ("CLA"), a portfolio company. The Partnership has secured notes receivable from Cyclean, Inc. and affiliated entities have secured notes receivable from both Cyclean, Inc. and CLA.

In 1996, a portfolio company of the Partnership and affiliated partnerships entered into a joint venture with the General Partners to perform investment recovery efforts in order to increase the future investment returns to the Partnership. The General Partners agreed to waive any "post-conversion" profit interest in the Partnership attributable to any such recoveries for a share of the joint venture net profits. The post-conversion profit is pursuant to, and as defined in, the profit and loss provisions of the Partnership Agreement. Through December 31, 1998, the Partnership has realized no recoveries, and the General Partners had not realized any profit from the joint venture.

4.     Allocation of Profits and Losses
       --------------------------------

Net realized loss of the Partnership is allocated 99% to the Limited Partners as a group and 1% to the General Partners as a group.

Net realized profit of the Partnership is allocated based on the beginning-of-year partners' capital balances as follows:

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

5.     Secured Notes Receivable, Net
       -----------------------------

At December 31, 1998 and 1997, secured notes receivable consisted of:


                                                      December 31, 1998        December 31, 1997
                                                     -------------------       -----------------
                    Investment                        Cost        Fair         Cost        Fair
Industry/Company       Date        Position           Basis       Value        Basis       Value
----------------    ----------     --------           -----       -----        -----       -----

Industrial/Business Automation
------------------------------
Cyclean, Inc.        09/87-      Secured notes
                     09/94       receivable, plus
                                 interest, totaling
                                 $978,192            $443,572     589,063      443,572     65,572

Computers and Computer Equipment
--------------------------------
MARCorp              12/89-      Secured notes
                     02/93       receivable, plus
                                 interest, totaling
                                 $9,291,591           406,523   1,634,032      406,523    344,523
                                                      -------   ---------      -------    -------
Total                                                 850,095   2,223,095      850,095    410,095

Unamortized discount (all related to Cyclean, Inc.)  (124,871)   (124,871)    (124,871)  (124,871)
                                                      -------   ---------      -------    -------
Total secured notes receivable                       $725,224   2,098,224      725,224    285,224
                                                      =======   =========      =======    =======



Cyclean, Inc.
-------------

The Partnership has valued its secured notes receivable investment in the company at its estimated share of proceeds that could result from a current sale or liquidation. Because the company is an on going operation and not currently pursuing sale or liquidation, there are inherent uncertainties involved in estimating these proceeds. The estimated fair value of $464,192 at December 31, 1998 may differ significantly from a value that would have been used had the ultimate realization of the investment been known, and the differences could be material.

MARCorp
-------

In 1998, the Company entered into an agreement to sell the majority of its assets to the management of one of its subsidiaries. The Partnership has valued its secured notes receivable investment in the company at its expected share of the proceeds from this sale. The fair market value of these proceeds at December 31, 1998 was $1,634,032. In February 1999, the Partnership received $364,385 of these proceeds, the remainder of which are due to be received no later than August 2000.

Changes in the net unrealized fair value of secured notes receivable were as follows:

                                            1998      1997        1996
                                           ------    ------      ------
Net unrealized fair value decrease
 from cost at beginning of year        $ (440,000) (440,000)   (255,000)

Change in net unrealized fair value
 of secured notes receivable            1,813,000        --    (185,000)
                                        ---------   -------     -------
Net unrealized fair value increase
 (decrease) from cost at end of year   $1,373,000  (440,000)   (440,000)
                                        =========   =======     =======

The notes are secured by specific assets of the borrowing companies, and interest rates at December 31, 1998, ranged from 12% to 13%. Scheduled principal repayments are $443,573 and $406,522 for 1999 and 2000, respectively. Secured notes receivable which are due on demand are included as principal repayments in 1999. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes into equity investments to increase the ultimate collectibility of the Partnership's investments.

The secured notes receivable portfolio at December 31, 1998 and 1997, was on nonaccrual status due to uncertainty of the borrowers' financial conditions. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value.

6.     Equity Investments
       ------------------

At December 31, 1998, and December 31, 1997, equity investments consisted of:

                                                      December 31, 1998        December 31, 1997
                                                     -------------------       -----------------
                    Investment                        Cost        Fair         Cost        Fair
Industry/Company       Date        Position           Basis       Value        Basis       Value
----------------    ----------     --------           -----       -----        -----       -----
WARRANTS:

Industrial/Business Automation
------------------------------
Cyclean, Inc.        09/87-      Common share
                     09/94       warrants for
                                 233,444 shares (1)  $    0           0           0          0

                                                    -------     -------     -------    -------
Total warrants                                            0           0           0          0
                                                    -------     -------     -------    -------

STOCKS:

Computers and Computer Equipment
--------------------------------
Censtor Corp.        05/95       21,178 Common
                                 shares                   0           0      11,178          0
MARCorp              12/89-      1,545,557 Series A
                     02/93       Preferred shares         0           0           0          0
MARCorp              05/92       Convertible
                                 subordinated
                                 debenture,
                                 $2,813,898
                                 principal amount         0           0           0          0

Industrial/Business Automation
------------------------------
Cyclean, Inc.        09/94-      51,024 Series D
                     04/96       Preferred shares   124,790           0     124,790          0
Cyclean of           03/95       Class A LLC Unit
 Los Angeles, LLC                11% ownership        2,816           0       2,816          0

Medical
-------
HemoCleanse, Inc.    03/95-      60,604 Common
                     01/97       shares              39,123           0      39,123    121,208
Resonex Holding      02/94       22,804 Common
 Corporation                     shares                   0           0           0          0

Microelectronics
----------------
Celeritek, Inc.       5/94-      11,847 Common
                     12/97       shares                  --          --      83,289    165,029
                                                    -------     -------     -------    -------

Total stocks                                        166,729           0     261,196    286,237
                                                    -------     -------     -------    -------

Total equity investments                           $166,729           0     261,196    286,237
                                                    =======     =======     =======    =======

--  No investment held at end of period.
 0  Investment active with a carrying value or fair value of zero.
(1)  Cyclean, Inc. common share warrants are exercisable at prices ranging from $2.74 to $3.10 per share and expire on dates ranging from 03/99 to 07/02.



Marketable Equity Securities
----------------------------

At December 31, 1997, marketable equity securities had aggregate costs of $83,287 and aggregate market values of $165,029. The unrealized gain at December 31, 1997, did not include any gross losses. All of the Partnership's marketable equity securities were sold in 1998.

Celeritek, Inc.
---------------

In 1998, the Partnership sold its remaining investment in the company for total proceeds of $138,368 and realized a gain of $55,079.

Censtor Corp.
-------------

In December 1998, the Partnership wrote off the cost basis of its investment and realized a loss off $11,178. This was based on recent sales of the company's securities by an entity affiliated with the Managing General Partner which indicate that the Partnership's shares have no realizable value.

HemoCleanse, Inc.
-----------------

In September 1998, the Partnership wrote off the fair value of its investment based on the opinion of the Managing General Partner that the current operating status of the company indicated a decline in fair value.



7.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the Partnership's accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments. " The table below discloses details of the changes:

                                       For the Years Ended December 31,
                                     -----------------------------------
                                       1998         1997          1996
                                      ------       ------        ------
Increase in fair value from cost
 of marketable equity securities   $      --       81,742       156,162

(Decrease) increase in fair value
 from cost of non-marketable
 equity securities                  (166,729)     (56,701)       48,332
                                     -------      -------       -------

Net unrealized fair value
 (decrease) increase from cost
 at end of year                     (166,729)      25,041       204,494

Net unrealized fair value
 increase from cost at
 beginning of year                    25,041      204,494       107,888
                                     -------      -------       -------

Change in net unrealized
 fair value of equity
 investments                       $(191,770)    (179,453)       96,606
                                     =======      =======       =======

8.     Litigation and Other Investment Expenses
       -----------------------------------------

In March 1996, affiliated partnerships filed a lawsuit in the United States District Court, Northern District of California, against Cyclean, Inc., ("Cyclean"), Ecopave, L.P. ("Ecopave"), Ecopave Corp. and Stephen
M. Vance ("Vance"). The Partnership participated in secured notes investments to Cyclean with the affiliated partnerships. In January 1997, a counterclaim was filed by Ecopave and Vance.

As a result of a settlement conference, these lawsuits were resolved effective April 1, 1997. The affiliated partnerships purchased Ecopave Corp. and Vance's ownership interest in Ecopave for $5.5 million. The Partnership did not participate in the purchase. The Managing General Partner believes the settlement was the most cost-effective resolution of this dispute, and it has improved the Partnership's ability to recover its secured notes receivable.

Other investment expenses in 1997 and 1996 of $76,905 and $64,341, respectively, reflect the participated cost of this legal action.

9.     Cash and Cash Equivalents
       -------------------------

At December 31, 1998 and 1997, cash and cash equivalents consisted of:

                                                    1998          1997
                                                   ------        ------
Demand and brokerage accounts                      $6,608         9,195
Money-market accounts                                 412        58,873
                                                    -----        ------
     Total                                         $7,020        68,068
                                                    =====        ======

10.    Repurchase of Limited Partnership Interests
       -------------------------------------------

Each June, subject to the limitations of the Partnership agreement, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any Units tendered is based on the June 30 estimated fair value of the Partnership. Units repurchased and the amounts paid were 2,914 Units for $20,602 in 1997 and 1,197 Units for $12,418 in 1996. The Partnership did not repurchase Units in 1998.

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

                           TECHNOLOGY FUNDING SECURED INVESTORS I

                           By:  TECHNOLOGY FUNDING INC.
                                Managing General Partner




Date:  March 29, 1999      By:       /s/Michael Brenner
                                -----------------------------
                                        Michael Brenner
                                        Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                   Date
          ---------           --------                   ----

  /s/Charles R. Kokesh        President, Chief       March 29, 1999
------------------------      Executive Officer,
     Charles R. Kokesh        Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.