Form 10-Q
period 1999-03-31
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1999-05-17
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                         (unaudited)
                                           March 31,       December 31,
                                             1999             1998
                                        -------------     ------------
ASSETS

Investments:
 Secured notes receivable,
  net (cost basis of
  $360,839 and $725,224 in
  1999 and 1998, respectively)          $1,733,839         2,098,224

 Equity investments (cost basis
  of $166,729 in both 1999 and 1998)             0                 0
                                         ---------         ---------

   Total investments                     1,733,839         2,098,224

Cash and cash equivalents                   10,924             7,020

Other assets                                 1,862             1,052
                                         ---------         ---------

   Total assets                         $1,746,625         2,106,296
                                         =========         =========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   30,112            37,614
Due to related parties                      70,853           307,403
Other liabilities                              767               244
                                         ---------         ---------

 Total liabilities                         101,732           345,261

Commitments
 (Note 3)

Partners' capital:
 Limited Partners
  (106,990 Units outstanding)              492,129           607,110
 General Partners                          (53,507)          (52,346)
 Net unrealized fair value increase
  (decrease) from cost:
   Secured notes receivable              1,373,000         1,373,000
   Equity investments                     (166,729)         (166,729)
                                         ---------         ---------

   Total partners' capital               1,644,893         1,761,035
                                         ---------         ---------

   Total liabilities and
    partners' capital                   $1,746,625         2,106,296
                                         =========         =========

See accompanying notes to financial statements

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                               1999          1998
                                             --------      --------
Income:
 Short-term investment interest            $     668           154
                                             -------        ------
     Total income                                668           154

Costs and expenses:
 Management fees                               8,805         2,565
 Operating expenses                          108,005        60,338
                                             -------        ------

     Total costs and expenses                116,810        62,903
                                             -------        ------

Net operating loss                          (116,142)      (62,749)

 Net realized loss from sales
  of equity investments                           --        (6,695)
                                             -------        ------

Net realized loss                           (116,142)      (69,444)

 Change in net unrealized
  fair value of equity investments                --       (26,482)
                                             -------        ------

Net loss                                   $(116,142)      (95,926)
                                             =======        ======

Net realized loss per Limited              $   (1.07)        (0.65)
 Partner Unit                                =======        ======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------


                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                             1999              1998
                                           --------          --------
Cash flows from operating activities:
 Interest received                         $    668              154
 Cash paid to vendors                       (33,709)         (10,167)
 Cash (paid to) advanced by
  related parties                          (327,440)           9,309
                                            -------           ------
  Net cash used by operating
   activities                              (360,481)            (704)
                                            -------           ------
Cash flows from investing activities:
 Repayments of secured notes receivable     364,385               --
 Proceeds from sales of equity
  investments                                    --           21,472
                                            -------           ------
  Net cash provided by investing
   activities                               364,385           21,472
                                            -------           ------
Net increase in cash
 and cash equivalents                         3,904           20,768

Cash and cash equivalents at beginning
 of year                                      7,020           68,068
                                            -------           ------
Cash and cash equivalents
 at March 31                               $ 10,924           88,836
                                            =======           ======


See accompanying notes to financial statements.

-----------------------------------------------


                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                             1999              1998
                                           --------          --------

Reconciliation of net loss
 to net cash used by
 operating activities:

Net loss                                 $(116,142)           (95,926)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Net realized loss from
   sales of equity investments                  --              6,695
  Change in net unrealized fair
   value of equity investments                  --             26,482

Changes in:
  Accounts payable and accrued
   expenses                                 (7,502)              (268)
  Due to related parties                  (236,550)            55,529
  Other                                       (287)             6,784
                                           -------             ------
Net cash used by operating activities    $(360,481)              (704)
                                           =======             ======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1999, and December 31, 1998, and the related Statements of Operations for the three months ended March 31, 1999 and 1998, and Statements of Cash Flows for the three months ended March 31, 1999 and 1998, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998. The following notes to financial statements for activity through March 31, 1999, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1999 and 1998, were as follows:

                                                 1999        1998
                                                ------      ------
Management fees                                $ 8,805       2,565
Reimbursable operating expenses                 82,085      43,655

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. At March 31, 1999 and December 31, 1998, due to related parties for such expenses were $57,872 and $290,351, respectively.

At March 31, 1999 and December 31, 1998, management fees payable were $8,641 and $12,712, respectively, and due to affiliated partnerships for reparticipated secured notes receivable were $4,340 and $4,340, respectively.

4.     Net Realized Loss Per Unit
       --------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding for the three months ended March 31, 1999 and 1998, of 106,990.



5.     Secured Notes Receivable, Net
       -----------------------------

A complete listing of the Partnership's secured notes receivable at December 31, 1998, is included in the 1998 Annual Report on Form 10-K.  Activity from January 1 through March
31, 1999, consisted of:

                                                         January 1 through March 31, 1999
                                                         --------------------------------
                         Investment                             Cost         Fair
Industry/Company           Date           Position              Basis        Value
----------------        ----------        --------             --------     -------

Balance at January 1, 1999                                    $725,224    2,098,224

1999 activity:

Computers and Computer Equipment
--------------------------------
MARCorp                   12/89-      Secured notes
                          02/93       receivable, plus
                                      interest, totaling
                                      $8,927,206              (364,385)    (364,385)
                                                               -------    ---------

Total secured notes receivable at March 31, 1999              $360,839    1,733,839
                                                               =======    =========


MARCorp
-------

In 1998, the Company entered into an agreement to sell the majority of its assets to the management of one of its subsidiaries. The Partnership has valued its secured notes receivable investment in the company at its expected share of the proceeds from this sale. In February 1999, the Partnership received proceeds of $364,385. The remaining fair market value of these proceeds at March 31, 1999 was $1,269,647.

6.     Equity Investments
       ------------------
A complete listing of the Partnership's equity investments at December 31, 1998, is included in the 1998 Annual Report on Form 10-K. There was no investment activity from January 1 through March 31, 1999.

7.     Cash and Cash Equivalents
       -------------------------

At March 31, 1999, and December 31, 1998, cash and cash equivalents consisted of:


                                                1999            1998
                                              --------        --------

Demand and brokerage accounts                $ 9,180            6,608
Money market accounts                          1,744              412
                                              ------            -----

     Total                                   $10,924            7,020
                                              ======            =====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1999, net cash used by operating activities totaled $360,481. The Partnership reimbursed related parties for management fees and operating expenses of $327,440. Other operating expenses of $33,709 were paid and interest income of $668 was received.

Cash and cash equivalents at March 31, 1999, were $10,924. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales, and available cash. Operating cash reserves, proceeds from sales of equity investments, repayments of secured notes receivable, and the Managing General Partner's support are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $116,142 and $95,926 for the three months ended March 31, 1999 and 1998, respectively. The increase in net loss in the current period was primarily due to a $47,667 increase in total operating expenses, partially offset by a $26,482 increase in the change in net unrealized fair value of equity investments, and a $6,695 increase in the change in net realized loss resulting from sales of equity investments.

Total operating expenses were $108,005 and $60,338 for the three months ended March 31, 1999 and 1998, respectively. The increase is primarily attributable to increased investment monitoring activity resulting from notes receivable collection activities.

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

The Cost to Address Year 2000 Issues
------------------------------------

Expenditures in 1999 to date related to Year 2000 issues were not material to the Partnership's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Partnership.

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

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1999.

(b) Financial Data Schedule for the three months ended and as of March 31, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  May 14, 1999        By:    /s/Michael R. Brenner
                            -----------------------------------
                                     Michael R. Brenner
                                     Controller