Form 10-Q
period 1999-06-30
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1999-08-16
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

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

                                         (unaudited)
                                           June 30,       December 31,
                                             1999             1998
                                        -------------     ------------
ASSETS

Investments:
 Secured notes receivable,
  net (cost basis of
  $360,839 and $725,224 in
  1999 and 1998, respectively)          $1,733,839         2,098,224

 Equity investments (cost basis
  of $166,729 in 1999 and 1998)                  0                 0
                                         ---------         ---------
     Total investments                   1,733,839         2,098,224

Cash and cash equivalents                    8,063             7,020

Other assets                                 2,166             1,052
                                         ---------         ---------
     Total assets                       $1,744,068         2,106,296
                                         =========         =========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   21,626            37,614
Due to related parties                     218,314           307,403
Other liabilities                              688               244
                                         ---------         ---------
     Total liabilities                     240,628           345,261

Commitments
 (Note 3)

Partners' capital:
 Limited Partners
  (106,990 Units outstanding)              352,091           607,110
 General Partners                          (54,922)          (52,346)
 Net unrealized fair value increase
  (decrease) from cost:
   Secured notes receivable              1,373,000         1,373,000
   Equity investments                     (166,729)         (166,729)
                                         ---------         ---------
     Total partners' capital             1,503,440         1,761,035
                                         ---------         ---------
     Total liabilities and
      partners' capital                 $1,744,068         2,106,296
                                         =========         =========

See accompanying notes to financial statements

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                 For the Three                   For the Six
                                                 Months Ended                    Months Ended
                                                   June 30,                        June 30,
                                        -----------------------------     -------------------------
                                               1999        1998              1999            1998
                                               ----        ----              ----            ----
Income:
 Short-term investment interest             $      6         130               674             284
                                             -------     -------           -------         -------
  Total income                                     6         130               674             284

Costs and expenses:
 Management fees                               8,223       2,085            17,028           4,650
 Operating expenses:
  Administrative and investor services        99,770      46,508           170,391         103,914
  Investment operations                        9,420       2,058            19,327          19,005
  Professional fees                            7,599      12,308            19,652          22,194
  Computer services                           16,447      10,547            31,871         (13,354)
                                             -------     -------           -------         -------
  Total operating expenses                   133,236      71,421           241,241         131,759
                                             -------     -------           -------         -------
  Total costs and expenses                   141,459      73,506           258,269         136,409
                                             -------     -------           -------         -------
Net operating loss                          (141,453)    (73,376)         (257,595)       (136,125)

 Net realized gain from sales
  of equity investments                           --      61,774                --          55,079
                                             -------     -------           -------         -------
Net realized loss                           (141,453)    (11,602)         (257,595)        (81,046)


Change in net unrealized
  fair value of equity investments                --     (55,260)               --         (81,742)
                                             -------     -------           -------         -------
Net loss                                   $(141,453)    (66,862)         (257,595)       (162,788)
                                             =======     =======           =======         =======
Net realized loss per Unit                 $   (1.31)      (0.11)            (2.38)          (0.75)
                                             =======     =======           =======         =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------


                                        For the Six Months Ended June 30,
                                        ---------------------------------
                                             1999              1998
                                           --------          --------
Cash flows from operating activities:
 Interest received                         $    674              284
 Cash paid to vendors                      (106,187)         (34,782)
 Cash paid to related parties              (257,829)        (164,183)
                                            -------          -------
  Net cash used by operating
   activities                              (363,342)        (198,681)
                                            -------          -------
Cash flows from investing activities:
 Repayments of secured notes receivable     364,385               --
 Proceeds from sales of equity
  investments                                    --          138,368
                                            -------          -------
  Net cash provided by investing
   activities                               364,385          138,368
                                            -------          -------
Net increase (decrease) in cash
 and cash equivalents                         1,043          (60,313)

Cash and cash equivalents at beginning
 of year                                      7,020           68,068
                                            -------          -------
Cash and cash equivalents
 at June 30                                $  8,063            7,755
                                            =======          =======


See accompanying notes to financial statements.

-----------------------------------------------


                                      For the Six Months Ended June 30,
                                      ------------------------------------
                                             1999              1998
                                           --------          --------

Reconciliation of net loss
 to net cash used by
 operating activities:

Net loss                                 $(257,595)          (162,788)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Net realized loss from
   sales of equity investments                  --            (55,079)
  Change in net unrealized fair
   value of equity investments                  --             81,742

Changes in:
  Accounts payable and accrued
   expenses                                (15,988)            (7,130)
  Due to related parties                   (89,089)           (61,872)
  Other                                       (670)             6,446
                                           -------            -------
Net cash used by operating activities    $(363,342)          (198,681)
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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1999 and 1998, were as follows:

                                                 1999        1998
                                                ------      ------
Management fees                               $ 17,028       4,650
Reimbursable operating expenses                151,712      97,661

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. At June 30, 1999 and December 31, 1998, due to related parties for such expenses were $197,110 and $290,351, respectively.

At June 30, 1999 and December 31, 1998, management fees payable were $16,864 and $12,712, respectively, and due to affiliated partnerships for reparticipated secured notes receivable were $4,340 and $4,340, respectively.

4.     Net Realized Loss Per Unit
       --------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding for the three and six months ended June 30, 1999 and 1998, of 106,990.



5.     Secured Notes Receivable, Net
       -----------------------------

A complete listing of the Partnership's secured notes receivable at December 31, 1998, is included in the 1998 Annual Report on Form 10-K.  Activity from January 1 through June 30,
1999, consisted of:

                                                         January 1 through June 30, 1999
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

1999 activity:

Computers and Computer Equipment
--------------------------------
MARCorp                   12/89-      Secured notes
                          02/93       receivable, plus
                                      interest                (364,385)    (364,385)
                                                               -------    ---------
Total secured notes receivable at June 30, 1999               $360,839    1,733,839
                                                               =======    =========

MARCorp
-------

In 1998, the company entered into an agreement to sell the majority of its assets to the management of one of its subsidiaries.  The Partnership has valued its secured notes receivable investment in the company at its expected share of the proceeds from this sale.
In February 1999, the Partnership received proceeds of $364,385.  The remaining fair market value of these proceeds at June 30, 1999 was $1,269,647.

During the quarter, the company purchased $3,000,000 in senior secured convertible debentures of Sutmyn Storage Corporation, a company in the computer industry.

In June 1999, an affiliated partnership borrowed $300,000 from the company under an unsecured promissory note.  That note bears interest at 9% and is payable together with interest on June 15, 2000.  In August 1999, the affiliated partnership borrowed an additional $275,000 on similar terms.

6.     Equity Investments
       ------------------
A complete listing of the Partnership's equity investments at December 31, 1998, is included in the 1998 Annual Report on Form 10-K. There was no investment activity from January 1 through June 30, 1999.

7.     Cash and Cash Equivalents
       -------------------------

At June 30, 1999, and December 31, 1998, cash and cash equivalents consisted of:


                                                1999            1998
                                              --------        --------

Demand and brokerage accounts                 $7,139            6,608
Money market accounts                            924              412
                                               -----            -----

     Total                                    $8,063            7,020
                                               =====            =====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1999, net cash used by operating activities totaled $363,342. The Partnership reimbursed related parties for management fees of $12,876 and operating expenses of $244,953. Other operating expenses of $106,187 were paid and interest income of $674 was received.

Cash and cash equivalents at June 30, 1999, were $8,063. Future distributions will be dependent upon loan repayments from borrowing companies and available cash. Operating cash reserves, repayments of secured notes receivable, and the Managing General Partner's support are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net losses were $141,453 and $66,862 for the quarters ended June 30, 1999 and 1998, respectively. The increase in net loss in the current period was primarily due to a $61,815 increase in total operating expenses and a $61,774 decrease in the net realized gain from sales of equity investments, partially offset by a $55,260 increase in the change in net unrealized fair value of equity investments.

Total operating expenses were $133,236 and $71,421 for the quarters ended June 30, 1999 and 1998, respectively. The increase is primarily attributable to increased investment monitoring activity resulting from notes receivable collection activities and increased investor relations expenses.

During the three months ended June 30, 1998, the Partnership realized a net gain of $61,774 from the sales of equity investments, primarily Celeritek, Inc. common stock. There were no sales of equity investments in the quarter ended June 30, 1999.

The fair value of equity investments decreased $55,260 in the three months ended June 30, 1998, primarily due to the sale of Celeritek, Inc. common stock. There was no change in the fair value of equity investments during the quarter ended June 30, 1999.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current six months compared to corresponding six months in the
    ---------------------------------------------------------------
    preceding year
    --------------

Net losses for the six months ended June 30, 1999 and 1998, were $257,595 and $162,788, respectively. The increase in net loss was primarily attributable to a $109,482 increase in operating expenses and a $55,079 decrease in realized gains from sales of equity investments. This change was partially offset by a $81,742 increase in the change in net unrealized fair value of equity investments.

Total operating expenses were $241,241 and $131,759 for the six months ended June 30, 1999 and 1998, respectively. The increase is primarily attributable to increased investment monitoring activity resulting from notes receivable collection activities, increased investor relations expenses and computer expenses. Computer services for the comparative period included a refund of costs previously incurred.

During 1998, the Partnership realized a net gain of $55,079 from the sale of Celeritek, Inc. common stock. There were no sales of equity investments in the six months ended June 30, 1999.

During the six months ended June 30, 1998, the decrease in fair value of equity investments was $81,742 primarily due to the sale of Celeritek, Inc. common stock. There was no change in the fair value of equity investments in 1999.

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

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI reviewed public Year 2000 statements of those suppliers and sent questionnaires to mission-critical vendors whose public statements were not adequate for assessment. All mission-critical vendors have responded that they expect to be Year 2000 compliant barring any unforeseen circumstances. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

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

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1999.

(b) Financial Data Schedule for the six months ended and as of June 30, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  August 13, 1999     By:    /s/Michael R. Brenner
                            -----------------------------------
                                     Michael R. Brenner
                                     Controller