Form 10-Q
period 1999-09-30
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 1999-11-12
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

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

                                         (unaudited)
                                         September 30,     December 31,
                                             1999             1998
                                        -------------     ------------
ASSETS

Investments:
 Secured notes receivable,
  net (cost basis of
  $360,839 and $725,224 in
  1999 and 1998, respectively)          $1,733,839         2,098,224

 Equity investments (cost basis
  of $166,729 in 1999 and 1998)                  0                 0
                                         ---------         ---------
     Total investments                   1,733,839         2,098,224

Cash and cash equivalents                    8,006             7,020

Other assets                                    --             1,052
                                         ---------         ---------
     Total assets                       $1,741,845         2,106,296
                                         =========         =========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses   $   33,450            37,614
Due to related parties                     317,661           307,403
Other liabilities                              647               244
                                         ---------         ---------
     Total liabilities                     351,758           345,261

Commitments and subsequent event
 (Notes 3 and 5)

Partners' capital:
 Limited Partners
  (106,990 Units outstanding)              239,871           607,110
 General Partners                          (56,055)          (52,346)
 Net unrealized fair value increase
  (decrease) from cost:
   Secured notes receivable              1,373,000         1,373,000
   Equity investments                     (166,729)         (166,729)
                                         ---------         ---------
     Total partners' capital             1,390,087         1,761,035
                                         ---------         ---------
     Total liabilities and
      partners' capital                 $1,741,845         2,106,296
                                         =========         =========

See accompanying notes to financial statements

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                 For the Three                   For the Nine
                                                 Months Ended                    Months Ended
                                                 September 30,                   September 30,
                                        -----------------------------     -------------------------
                                               1999         1998              1999            1998
                                               ----         ----              ----            ----
Income:
 Short-term investment interest             $      6           2               680             286
                                             -------     -------           -------         -------
  Total income                                     6           2               680             286

Costs and expenses:
 Management fees                               7,518       1,750            24,546           6,400
 Operating expenses:
  Administrative and investor services        69,571     132,633           239,962         236,547
  Investment operations                        8,755      12,816            28,082          31,821
  Professional fees                            6,847       7,051            26,499          29,245
  Computer services                           20,668      25,129            52,539          11,775
                                             -------     -------           -------         -------
  Total operating expenses                   105,841     177,629           347,082         309,388
                                             -------     -------           -------         -------
  Total costs and expenses                   113,359     179,379           371,628         315,788
                                             -------     -------           -------         -------
Net operating loss                          (113,353)   (179,377)         (370,948)       (315,502)

 Net realized gain from sales
  of equity investments                           --          --                --          55,079
                                             -------     -------           -------         -------
Net realized loss                           (113,353)   (179,377)         (370,948)       (260,423)


Change in net unrealized
  fair value of equity investments                --    (121,206)               --        (202,948)
                                             -------     -------           -------         -------
Net loss                                   $(113,353)   (300,583)         (370,948)       (463,371)
                                             =======     =======           =======         =======
Net realized loss per Unit                 $   (1.05)      (1.66)            (3.43)          (2.41)
                                             =======     =======           =======         =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------


                                               For the Nine Months
                                               Ended September 30,
                                        ---------------------------------
                                             1999              1998
                                           --------          --------
Cash flows from operating activities:
 Interest received                         $    680              286
 Cash paid to vendors                      (131,948)         (38,034)
 Cash paid to related parties              (232,131)        (161,097)
                                            -------          -------
  Net cash used by operating
   activities                              (363,399)        (198,845)
                                            -------          -------
Cash flows from investing activities:
 Repayments of secured notes receivable     364,385               --
 Proceeds from sales of equity
  investments                                    --          138,368
                                            -------          -------
  Net cash provided by investing
   activities                               364,385          138,368
                                            -------          -------
Cash flows from financing activities:
 Repurchase of limited partnership
  interests                                      --              (57)
                                            -------          -------
  Net cash used by financing activities          --              (57)
                                            -------          -------
Net increase (decrease) in cash
 and cash equivalents                           986          (60,534)

Cash and cash equivalents at beginning
 of year                                      7,020           68,068
                                            -------          -------
Cash and cash equivalents
 at September 30                           $  8,006            7,534
                                            =======          =======


See accompanying notes to financial statements.

-----------------------------------------------


                                               For the Nine Months
                                               Ended September 30,
                                        ---------------------------------
                                             1999              1998
                                           --------          --------

Reconciliation of net loss
 to net cash used by
 operating activities:

Net loss                                 $(370,948)          (463,371)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Net realized gain from
   sales of equity investments                  --            (55,079)
  Change in net unrealized fair
   value of equity investments                  --            202,948

Changes in:
  Due to related parties                    10,258            103,552
  Other                                     (2,709)            13,105
                                           -------            -------
Net cash used by operating activities    $(363,399)          (198,845)
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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1999 and 1998, were as follows:

                                                 1999        1998
                                                ------      ------
Management fees                               $ 24,546       6,400
Reimbursable operating expenses                217,843     258,249

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. At September 30, 1999 and December 31, 1998, due to related parties for such expenses were $288,939 and $290,351, respectively.

At September 30, 1999 and December 31, 1998, management fees payable were $24,382 and $12,712, respectively, and due to affiliated partnerships for reparticipated secured notes receivable was $4,340.

In 1999, the Managing General Partner entered into a sublease rental agreement with a Partnership portfolio company in the computers and computer equipment industry. The terms of this agreement are similar to those which would apply to an unrelated party.


4.     Net Realized Loss Per Unit
       --------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding for the three months ended September 30, 1999 and 1998, of 106,990 and 106,982, respectively and the nine months ended September 30, 1999 and 1998 of 106,990 and 106,987, respectively.



5.     Secured Notes Receivable, Net
       -----------------------------

A complete listing of the Partnership's secured notes receivable at December 31, 1998, is included in the 1998 Annual Report on Form 10-K.  Activity from January 1 through
September 30, 1999, consisted of:

                                                                January 1 through
                                                                September 30, 1999
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

1999 activity:

Computers and Computer Equipment
--------------------------------
MARCorp                   12/89-      Secured notes
                          02/93       receivable, plus
                                      interest                (364,385)    (364,385)
                                                               -------    ---------
Total secured notes receivable at September 30, 1999          $360,839    1,733,839
                                                               =======    =========
MARCorp
-------

In 1998, the company entered into an agreement to sell the majority of its assets to the management of one of its subsidiaries.  The Partnership has valued its secured notes receivable investment in the company at its expected share of the proceeds from this sale.
In February 1999, the Partnership received proceeds of $364,385.  The remaining fair market value of these proceeds at September 30, 1999 was $1,269,647.

During the second quarter of 1999, the company purchased $3,000,000 in senior secured convertible debentures of Sutmyn Storage Corporation, a company in the computer industry.

In 1999, an affiliated partnership borrowed $575,000 from the company under unsecured promissory notes.  The notes bear interest at 9% and are payable together with interest on
June 15, 2000.  In October 1999, the affiliated partnership repaid $275,000 of the notes.

6.     Equity Investments
       ------------------
A complete listing of the Partnership's equity investments at December 31, 1998, is included in the 1998 Annual Report on Form 10-K. There was no investment activity from January 1 through September 30, 1999.

7.     Cash and Cash Equivalents
       -------------------------

At September 30, 1999, and December 31, 1998, cash and cash equivalents consisted of:


                                                1999            1998
                                              --------        --------

Demand and brokerage accounts                 $7,180            6,608
Money market accounts                            826              412
                                               -----            -----

     Total                                    $8,006            7,020
                                               =====            =====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1999, net cash used by operating activities totaled $363,399. The Partnership reimbursed related parties for management fees of $12,876 and operating expenses of $219,255. Other operating expenses of $131,948 were paid and interest income of $680 was received.

During the nine months ended September 30, 1999, the Partnership received $364,385 in secured notes receivable repayments.

Cash and cash equivalents at September 30, 1999, were $8,006. Future distributions will be dependent upon loan repayments from borrowing companies and available cash. Operating cash reserves, repayments of secured notes receivable, and the Managing General Partner's support are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net losses were $113,353 and $300,583 for the quarters ended September 30, 1999 and 1998, respectively. The decrease in net loss in the current period was primarily due to a $121,206 increase in the change in net unrealized fair value of equity investments and a $71,788 decrease in total operating expenses.

The fair value of equity investments decreased $121,206 in the three months ended September 30, 1998, primarily due to the writedown of Hemocleanse, Inc. common stock. There was no change in the fair value of equity investments during the quarter ended September 30, 1999.

Total operating expenses were $105,841 and $177,629 for the quarters ended September 30, 1999 and 1998, respectively. The decrease is primarily attributable to decreased investment monitoring and administrative expenses.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current nine months compared to corresponding nine months in the
    ---------------------------------------------------------------
    preceding year
    --------------

Net losses for the nine months ended September 30, 1999 and 1998, were $370,948 and $463,371, respectively. The decrease in net loss was primarily attributable to a $202,948 increase in the change in net unrealized fair value of equity investments, partially offset by a $55,079 decrease in realized gains from sales of equity investments and a $37,694 increase in operating expenses.

During the nine months ended September 30, 1998, the decrease in fair value of equity investments of $202,948 was primarily due to the sale of Celeritek, Inc. and the writedown of Hemocleanse, Inc. common stock. There was no change in the fair value of equity investments in 1999.

During 1998, the Partnership realized a net gain of $55,079 from the sale of Celeritek, Inc. common stock. There were no sales of equity investments in the nine months ended September 30, 1999.

Total operating expenses were $347,082 and $309,388 for the nine months ended September 30, 1999 and 1998, respectively. The increase is primarily attributable to increased computer expenses. Computer services for the comparative 1998 period included a refund of costs previously incurred.


YEAR 2000
---------

Widespread use of computer programs that use two digits rather than four to store, calculate, and display year values in dates may cause computer systems to malfunction in the year 2000, resulting in significant business delays and disruptions.

    The Partnership's State of Readiness
    ------------------------------------

Computer services are provided to the Partnership by its Managing General Partner, Technology Funding Inc. ("TFI"). For several years, TFI has sought to use Year 2000 compliant storage formats and algorithms in its internally-developed and maintained systems. TFI has also completed initial evaluations of computer systems, software, and embedded technologies. Those evaluations confirmed that certain components of its network server hardware and operating systems, voice mail system, e-mail system, and accounting software may have Year 2000 compliance issues. These resources and several less-critical components of the systems environment were all scheduled as part of normal maintenance and replacement cycles to be replaced or upgraded as Year 2000 compatible components became available from vendors during 1998 and 1999. That program remains on schedule to provide Year 2000 capable systems timely without significant expenditures or disruption of Partnership operations. TFI has implemented and tested Year 2000 capable versions of all its mission-critical systems. However, the risk remains that TFI may not be able to verify whether Year 2000 compatibility claims by vendors are accurate, or whether changes undertaken to achieve Year 2000 compatibility will create other undetected problems in associated systems. Therefore, TFI anticipates that Year 2000 compliance testing and maintenance of these systems will continue as needed into the first quarter of 2000.

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI reviewed public Year 2000 statements of those suppliers and sent questionnaires to vendors whose public statements were not adequate for assessment. All mission-critical vendors have responded that they expect to be Year 2000 compliant barring any unforeseen circumstances. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues, and maintaining their responses in the vendor database. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

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

    The Risks Associated with Year 2000 Issues
    ------------------------------------------

Any failure by the portfolio companies in which the Partnership has invested, or by those portfolio companies' key suppliers or customers, to anticipate and avoid Year 2000 related problems at reasonable cost could have a material adverse effect on the value of and/or the timing of realization of value from the Partnership's investments. If TFI's Year 2000 compliance issues have not been resolved correctly, internal system failures or miscalculations could cause a temporary inability to process transactions, loss of ability to send or receive e-mail and voice mail messages, or disruptions in other normal business activities. Additionally, failure of third parties on whom TFI relies to remediate their Year 2000 issues timely could result in disruptions in the Partnership's relationship with its financial institutions, temporary disruptions in processing transactions, unanticipated costs, and problems related to the Partnership's daily operations. While TFI continues to address its internal Year 2000 issues, the overall risks associated with the Year 2000 issue remain difficult to describe and quantify. There can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Partnership and its operations.

    TFI's Contingency Plan
    ----------------------

As part of its normal efforts to assure business continuation in the event of natural disasters, systems failures, or other disruptions, TFI has prepared contingency plans including an extensive Year 2000 contingency plan. Taken together with TFI's Year 2000 remediation plan, it identifies potential points of failure, approaches to correcting known Year 2000 problems, dates by which the preferred corrections are anticipated to be made and tested, and alternative approaches if the corrections are not completed timely or are later found to be inadequate. Although backup systems and contingency approaches have been identified for most systems and vendor dependencies, there remain some systems for which no good alternative exists, and there may be some problems that prove more intractable than currently anticipated.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1999.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  November 12, 1999   By:    /s/Michael R. Brenner
                            -----------------------------------
                                     Michael R. Brenner
                                     Controller