Form 10-K
period 1999-12-31
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 2000-03-30
CIK 764062

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                  For The Year Ended December 31, 1999

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1999.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1999, there were 5,778 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's
Partnership Agreement.



Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                          For the Years Ended and As of December 31,
                                ------------------------------------------------------------
                                 1999         1998          1997         1996          1995
                                ------       ------        ------       ------        ------
Total income                $      686           287        4,710        28,460      188,104
Net operating loss            (426,474)     (416,929)    (412,216)     (342,248)    (791,505)
Net realized gain from sales
 of equity investments              --        55,079      142,895        30,189      540,349
Realized losses from
 investment write-downs             --       (11,178)          --        (5,000)  (2,988,395)
Recoveries from investments
 previously written off             --            --        9,497            --           --
Net realized loss             (426,474)     (373,028)    (259,824)     (317,059)  (3,239,551)
Change in net unrealized
 fair value:
  Equity investments                --      (191,770)    (179,453)       96,606    2,389,463
  Secured notes receivable    (285,000)    1,813,000           --      (185,000)     (20,000)
Net (loss) income             (711,474)    1,248,202     (439,277)     (405,453)    (870,088)
Net realized loss
 per Unit                        (3.95)        (3.45)       (2.35)        (2.83)      (27.89)
Total assets                 1,456,700     2,106,296      653,520     1,047,088    1,900,971

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



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Liquidity and Capital Resources
-------------------------------

In 1999, net cash used by operating activities totaled $363,544. The Partnership paid management fees of $12,876 and reimbursed related parties for operating expenses of $212,496. Other operating expenses of $140,487 were paid and interest income of $686 was received. During 1999, repayments of secured notes receivable totaled $364,385.

Beginning in 1991, the Partnership entered the liquidation stage and began to distribute its available cash. The Partnership has distributed a major portion of its available cash and is now at the stage in its liquidation process where future distributions are primarily dependent on loan repayments and equity investment sales.

Cash and cash equivalents at December 31, 1999, were $7,861.
The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations. The Partnership has very limited cash resources and primarily illiquid assets. The General Partners are under no obligation to continue financing the Partnership's daily operations and may elect to discontinue such support at any time during the remaining life of the Partnership. The General Partners may attempt to secure third party financing to continue operations using the collateral value of the Partnership's remaining investments. It is likely that a potential lender would require the remaining Partnership investments be appraised by an independent third party, specifically to assess their value as readily liquid collateral prior to any financing. The collateral values determined by a lender may differ significantly from the investment fair value reflected in the financial statements.


Results of Operations
---------------------

1999 compared to 1998
---------------------

Net loss for 1999 was $711,474 as compared to a net income of $1,248,202 in 1998.

The Partnership recorded a $285,000 decrease and a $1,813,000 increase in the fair value of secured notes receivable in 1999 and 1998, respectively, primarily due to changes in expected loan repayments based on the financial conditions of borrowing companies.

Net realized gain from sale of equity investments totaled
$55,079 in 1998. There were no investment sales in 1999. The realized gain in 1998 resulted from the sale of stock in Celeritek, Inc.

Total operating expenses were $395,663 and $410,570 in 1999 and 1998, respectively. As disclosed in Note 3 to the financial statements, the Managing General Partner re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees as permitted by the Partnership agreement. As a result, the Partnership was charged $110,142 of additional operating expenses in 1998 which related to prior years. If the additional expense had been recorded in prior years, total operating expenses would have been $395,663 and $300,428 for 1999 and 1998, respectively. The increase is attributable to increased administrative and investor services and computer expenses. Computer services for the comparative 1998 period included a refund of costs previously incurred.

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

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1999, the Partnership incurred $31,497 in management fees. The management fees are designed to compensate the General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1999. General Partner Overhead includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the General Partners in performing their obligations to the Partnership.


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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
FORM 8-K
--------

(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1999 and 1998
Statements of Operations for the years ended
December 31, 1999, 1998 and 1997
Statements of Partners' Capital for the years ended
December 31, 1999, 1998 and 1997
Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997
Notes to Financial Statements

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1999.

(c) Financial Data Schedule for the year ended and as of December 31, 1999 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Secured Investors I:


We have audited the accompanying balance sheets of Technology Funding Secured Investors I (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain loans and securities owned, by correspondence with the individual borrowing and investee companies, and a physical examination of securities held by a safeguarding agent as of December 31, 1999 and 1998. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Secured Investors I as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has suffered recurring losses from operations and has primarily illiquid assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Albuquerque, New Mexico
March 29, 2000                                               /S/KPMG LLP

BALANCE SHEETS
--------------

                                                        December 31,
                                               ---------------------------
                                                  1999             1998
                                                 ------           ------
ASSETS

Investments:
 Secured notes receivable, net (cost
  basis of $360,839 and $725,224 in 1999
  and 1998, respectively)                    $1,448,839         2,098,224
 Equity investments (cost basis of
  $166,729 in 1999 and 1998)                          0                 0
                                              ---------         ---------
   Total investments                          1,448,839         2,098,224

Cash and cash equivalents                         7,861             7,020

Other assets                                         --             1,052
                                              ---------         ---------
   Total assets                              $1,456,700         2,106,296
                                              =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $   26,096            37,614

Due to related parties                          380,396           307,403

Other liabilities                                   647               244
                                              ---------         ---------
   Total liabilities                            407,139           345,261

Commitments, contingencies and subsequent events (Notes 2, 3 and 5)

Partners' capital
 (106,990 Limited Partner Units
  outstanding)                                1,049,561         1,761,035
                                              ---------         ---------
   Total liabilities and partners' capital   $1,456,700         2,106,296
                                              =========         =========

See accompanying notes to financial statements

STATEMENTS OF OPERATIONS
------------------------

                                        For the Years Ended December 31,
                                      -----------------------------------
                                        1999         1998          1997
                                       ------       ------        ------
Income:
 Short-term investment interest     $     686           287        4,710
                                      -------     ---------      -------
     Total income                         686           287        4,710

Costs and expenses:
 Management fees                       31,497         6,646       16,334
 Other investment expenses                 --            --       76,905
 Operating expenses:
   Administrative and investor
    services                          270,687       288,569      200,813
   Lending operations and
    investment management              23,697        37,453       32,109
   Computer services                   69,923        25,311       48,220
   Professional fees                   31,356        59,237       42,545
                                      -------     ---------      -------
     Total operating expenses         395,663       410,570      323,687
                                      -------     ---------      -------

     Total costs and expenses         427,160       417,216      416,926
                                      -------     ---------      -------
Net operating loss                   (426,474)     (416,929)    (412,216)

 Net realized gain from sales of
  equity investments                       --        55,079      142,895
 Realized losses from
  investment write-downs                   --       (11,178)          --
 Recoveries from investments
  previously written off                   --            --        9,497
                                      -------     ---------      -------
Net realized loss                    (426,474)     (373,028)    (259,824)

 Change in net unrealized fair
  value:
   Equity investments                      --      (191,770)    (179,453)
   Secured notes receivable          (285,000)    1,813,000           --
                                      -------     ---------      -------

Net (loss) income                   $(711,474)    1,248,202     (439,277)
                                      =======     =========      =======
Net realized loss
   per Unit                         $   (3.95)        (3.45)       (2.35)
                                      =======     =========      =======

See accompanying notes to financial statements

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1999, 1998 and 1997:
                                                                    Net Unrealized Fair
                                                                      Value Increase
                                                                   (Decrease) From Cost
                                                                  -----------------------
                                         Limited      General     Equity       Secured Notes
                                         Partners     Partners    Investments  Receivable    Total
                                         --------     --------    -----------  ----------    -----
Partners' capital,
 December 31, 1996                       $1,254,236   (46,018)     204,494    (440,000)     972,712
Repurchase of limited
 partnership interests                      (20,602)       --           --          --      (20,602)
Net realized loss                          (257,226)   (2,598)          --          --     (259,824)
Change in net unrealized fair value:
  Equity investments                             --        --     (179,453)         --     (179,453)
                                          ---------    ------      -------   ---------    ---------
Partners' capital,
 December 31, 1997                          976,408   (48,616)      25,041    (440,000)     512,833
Net realized loss                          (369,298)   (3,730)          --          --     (373,028)
Change in net unrealized fair value:
  Equity investments                             --        --     (191,770)         --     (191,770)
  Secured notes receivable                       --        --           --   1,813,000    1,813,000
                                          ---------    ------      -------   ---------    ---------
Partners' capital,
 December 31, 1998                          607,110   (52,346)    (166,729)  1,373,000    1,761,035
Net realized loss                          (422,209)   (4,265)          --          --     (426,474)
Change in net unrealized fair value:
  Secured notes receivable                       --        --           --    (285,000)    (285,000)
                                          ---------    ------      -------   ---------    ---------
Partners' capital,
 December 31, 1999                       $  184,901   (56,611)    (166,729)  1,088,000    1,049,561
                                          =========    ======      =======   =========    =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                      For the Years Ended December 31,
                                    -----------------------------------
                                      1999         1998          1997
                                     ------       ------        ------
Cash flows from operating
  activities:
 Interest received                 $     686          287        4,710
 Cash paid to vendors               (140,487)     (60,003)    (188,906)
 Cash paid to related parties       (225,372)    (139,700)    (172,619)
 Cash received from affiliated
  partnerships                         1,629           --        4,340
                                     -------    ---------      -------
  Net cash used by
   operating activities             (363,544)    (199,416)    (352,475)
                                     -------    ---------      -------

Cash flows from investing
  activities:
 Secured notes receivable issued          --           --       (4,500)
 Repayments of secured notes
  receivable                         364,385           --           --
 Proceeds from sales of equity
  investments                             --      138,368      175,196
 Recoveries from investments
  previously written off                  --           --        9,497
 Purchase of equity investments           --           --      (30,500)
                                     -------    ---------      -------

  Net cash provided by investing
   activities                        364,385      138,368      149,693
                                     -------    ---------      -------

Cash flows from financing
  activities:
 Repurchase of limited
  partnership interests                   --           --      (20,602)
                                     -------    ---------      -------

  Net cash used by financing
   activities                             --           --      (20,602)
                                     -------    ---------      -------
Net increase (decrease) in cash
 and cash equivalents                    841      (61,048)    (223,384)


STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                      For the Years Ended December 31,
                                    -----------------------------------
                                      1999         1998          1997
                                     ------       ------        ------
Cash and cash equivalents at
 beginning of year                     7,020       68,068      291,452
                                     -------    ---------      -------

Cash and cash equivalents at
 end of year                       $   7,861        7,020       68,068
                                     =======    =========      =======

Reconciliation of net (loss)
 income to net cash used by
 operating activities:

Net (loss) income                  $(711,474)   1,248,202     (439,277)

Adjustments to reconcile net
  (loss) income to net cash
  used by operating activities:
  Net realized gain from sales of
   equity investments                     --      (55,079)    (142,895)
  Realized losses from investment
   write-downs                            --       11,178           --
  Recoveries from investments
   previously written off                 --           --       (9,497)
  Change in net unrealized
   fair value:
    Equity investments                    --      191,770      179,453
    Secured notes receivable         285,000   (1,813,000)          --
Changes in:
  Due to/from related parties         72,993      196,069       79,344
  Other, net                         (10,063)      21,444      (19,603)
                                     -------    ---------      -------
Net cash used by
  by operating activities          $(363,544)    (199,416)    (352,475)
                                     =======    =========      =======

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

The fair value of secured notes receivable is their initial cost basis adjusted for unrealized gains and losses. The cost basis is comprised of note principal plus accrued interest, less any discount related to warrants. The net unrealized gain or loss is reviewed quarterly by the Managing General Partner and is adjusted upward or downward to reflect the change in the fair market value of the notes. Fair value may change due to an increase or decrease in the allowance for loan losses, or when the current expected loan proceeds exceed the cost basis. Adjustments to fair value are reflected as "Change in net unrealized fair value of secured notes receivable." Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partner, the future collectibility of interest or principal is in doubt.

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

The fair value for publicly traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. There were no investments valued under this method at December 31, 1999 or 1998.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partner in the absence of readily ascertainable market values. Equity investments valued under this method were $0 at December 31, 1999 and 1998. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.


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

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding for the years ended December 31, 1999, 1998 and 1997, of 106,990, 106,990, and 109,661, respectively, into the total net realized income (loss) allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of the total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The Partnership's total tax basis in investments was higher than the reported total cost basis of $527,568 by $3,409,932 as of December 31, 1999.

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

2.     Financing Partnership Operations
       --------------------------------

The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations. The Partnership has very limited cash resources and primarily illiquid assets. The General Partners are under no obligation to continue the financing of the Partnership's daily operations and may elect to discontinue such support at any time during the remaining life of the Partnership. The General Partners may attempt to secure third party financing to continue operations using the collateral value of the Partnership's remaining investments. It is likely that a potential lender would require the remaining Partnership investments be appraised by an independent third party, specifically to assess their value as readily liquid collateral prior to any financing. The collateral values determined by a lender may differ significantly from the investment fair value reflected in these financial statements.

3.     Related Party Transactions
       --------------------------

Included in costs and expenses are related party costs as follows:

                                      For the Years Ended December 31,
                                   -------------------------------------
                                     1999          1998           1997
                                    ------        ------         ------
Management fees                   $  31,497         6,646        16,334
Reimbursable operating expenses:
 Administrative and investor
  services                          171,967       269,234       160,586
 Lending operations and
  investment management              23,349        34,578        30,776
 Computer services                   69,923        25,311        39,927

Management fees, payable quarterly, are equal to one-half of one percent of Partnership assets under management. Management fees compensate the Managing General Partner solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation, management, and progress of Partnership loans to borrowing companies and its portfolio of warrants and capital stock of borrowing companies, as well as for the general administration of the Partnership. Currently, management fees are only paid to the extent that the aggregate amount of all proceeds received by the Partnership from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable. Management fees payable were $31,333 and $12,712 at December 31, 1999 and 1998, respectively.

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. At December 31, 1999 and 1998, due to related parties for such expenses were $343,094 and $290,351, respectively.

The Managing General Partner allocates operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were re-evaluated. The Managing General Partner determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $110,142, consisting of $12,302 and $97,840 for 1997 and prior years, respectively. Had the additional expenses been recorded in prior years, operating expenses would have been $300,428 and $335,989 for 1998 and 1997, respectively.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Effective December 31, 1998, TFPM was acquired by TFL. Under the terms of a rent agreement, TFL charges the Partnership for its share of office rent and related overhead costs on a cost recovery basis. These amounts are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFI, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Within the normal course of business, the Partnership participates in secured notes receivable granted to non-affiliated borrowing companies by affiliated partnerships which are also managed by the General Partners. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At December 31, 1999 and 1998, $5,969 and $4,340 of such amounts were due to affiliated partnerships, respectively.

The Partnership owns approximately 80% of MARCorp, a portfolio company. In addition, the Partnership and affiliated partnerships have secured notes receivable from MARCorp. An affiliated partnership also has notes payable to MARCorp. MARCorp and affiliated partnerships have advanced loans to Sutmyn Storage Corporation (see Note 5.) A portfolio company of affiliated partnerships advanced $500,000 to MARCorp during 1999.

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

5.     Secured Notes Receivable, Net
       -----------------------------

At December 31, 1999 and 1998, secured notes receivable consisted of:


                                                      December 31, 1999        December 31, 1998
                                                     -------------------       -----------------
                    Investment                        Cost        Fair         Cost        Fair
Industry/Company       Date        Position           Basis       Value        Basis       Value
----------------    ----------     --------           -----       -----        -----       -----

Industrial/Business Automation
------------------------------
Cyclean, Inc.        09/87-      Secured notes
                     09/94       receivable,
                                 plus interest       $443,572     304,063      443,572    589,063

Computers and Computer Equipment
--------------------------------
MARCorp              12/89-      Secured notes
                     02/93       receivable,
                                 plus interest         42,138   1,269,647      406,523  1,634,032
                                                      -------   ---------      -------  ---------
Total                                                 485,710   1,573,710      850,095  2,223,095

Unamortized discount (all related to Cyclean, Inc.)  (124,871)   (124,871)    (124,871)  (124,871)
                                                      -------   ---------      -------  ---------
Total secured notes receivable                       $360,839   1,448,839      725,224  2,098,224
                                                      =======   =========      =======  =========


Cyclean, Inc.
-------------

The Partnership has valued its secured notes receivable investment in the company at its estimated share of proceeds that could result from a current sale or liquidation. Because the company is an on going operation and not currently pursuing sale or liquidation, there are inherent uncertainties involved in estimating these proceeds. The estimated fair value of $179,192 at December 31, 1999 may differ significantly from a value that would have been used had the ultimate realization of the investment been known, and the differences could be material.

MARCorp
-------

In 1998, MARCorp entered into an agreement to sell the majority of its assets to the management of one of its subsidiaries. The Partnership has valued its secured notes receivable investment in MARCorp at its expected share of the proceeds from this sale. In February 1999, the Partnership received $364,385 of these proceeds. The fair market value of the remaining proceeds at December 31, 1999 was $1,269,647.

During 1999, MARCorp purchased $3,000,000 (unaudited) in senior secured convertible debentures of Sutmyn Storage Corporation, a company in the computer industry. As of December 31, 1999, an affiliated partnership has advanced loans totaling $2,000,000 to Sutmyn in the form of demand notes. Subsequent to December 31, 1999, affiliated partnerships have funded additional demand notes to Sutmyn totaling $4,000,000 (unaudited).

In 1999, an affiliated partnership borrowed $575,000 from MARCorp under unsecured promissory notes. The notes bear interest at 9% and are payable together with interest on June 15, 2000. In October 1999, the affiliated partnership repaid $275,000 of the notes.

Changes in the net unrealized fair value of secured notes receivable were as follows:

                                           1999        1998      1997
                                          ------      ------    ------
Net unrealized fair value increase
 (decrease) from cost at beginning
 of year                               $1,373,000    (440,000) (440,000)

Change in net unrealized fair value
 of secured notes receivable             (285,000)  1,813,000        --
                                        ---------   ---------   -------
Net unrealized fair value increase
 (decrease) from cost at end of year   $1,088,000   1,373,000  (440,000)
                                        =========   =========   =======

The notes are secured by specific assets of the borrowing companies, and interest rates at December 31, 1999, ranged from 12% to 13%. All notes are scheduled for repayment in 2000 or due upon demand. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes into equity investments to increase the ultimate collectibility of the Partnership's investments.

The secured notes receivable portfolio at December 31, 1999 and 1998, was on nonaccrual status due to uncertainty of the borrowers' financial conditions. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value.

6.     Equity Investments
       ------------------

At December 31, 1999 and 1998, equity investments consisted of:

                                                      December 31, 1999        December 31, 1998
                                                     -------------------       -----------------
                    Investment                        Cost        Fair         Cost        Fair
Industry/Company       Date        Position           Basis       Value        Basis       Value
----------------    ----------     --------           -----       -----        -----       -----
WARRANTS:

Industrial/Business Automation
------------------------------
Cyclean, Inc.        09/87-      Common share
 (a) (b)             09/94       warrants for
                                 229,622 shares (1)  $    0           0           0          0

                                                    -------     -------     -------    -------
Total warrants                                            0           0           0          0
                                                    -------     -------     -------    -------

STOCKS:

Computers and Computer Equipment
--------------------------------
MARCorp (a) (b)      12/89-      1,545,557 Series A
                     02/93       Preferred shares         0           0           0          0
MARCorp (a) (b)      05/92       Convertible
                                 subordinated
                                 debenture,
                                 $2,813,898
                                 principal amount         0           0           0          0

Industrial/Business Automation
------------------------------
Cyclean, Inc.        09/94-      51,024 Series D
 (a) (b)             04/96       Preferred shares   124,790           0     124,790          0
Cyclean of
 Los Angeles,        03/95       Class A LLC Unit
  LLC (a) (b)                    11% ownership        2,816           0       2,816          0

Medical
-------
HemoCleanse, Inc.(a) 03/95-      60,604 Common
                     01/97       shares              39,123           0      39,123          0
                                                    -------     -------     -------    -------

Total stocks                                        166,729           0     166,729          0
                                                    -------     -------     -------    -------

Total equity investments                           $166,729           0     166,729          0
                                                    =======     =======     =======    =======

Legends and footnotes:

0  Investment active with a carrying value or fair value of zero.

(1)  Cyclean, Inc. common share warrants are exercisable at prices ranging from $2.74 to $3.10 per share and expire on dates ranging from 06/00 to 07/02.

(a) All investments are restricted securities acquired in private placement transactions;
resale may be subject to certain restrictions.  None of the Partnership's investments are income-producing.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain restrictions.




7.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the Partnership's accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments. " The table below discloses details of the changes:

                                       For the Years Ended December 31,
                                     -----------------------------------
                                       1999         1998          1997
                                      ------       ------        ------
Increase in fair value from cost
 of marketable equity securities   $      --           --        81,742

Decrease in fair value from
 cost of non-marketable
 equity securities                  (166,729)    (166,729)      (56,701)
                                     -------      -------       -------

Net unrealized fair value
 (decrease) increase from cost
 at end of year                     (166,729)    (166,729)       25,041

Net unrealized fair value
 (decrease) increase from
 cost at  beginning of year         (166,729)      25,041       204,494
                                     -------      -------       -------

Change in net unrealized
 fair value of equity
 investments                       $      --     (191,770)     (179,453)
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

9.     Cash and Cash Equivalents
       -------------------------

At December 31, 1999 and 1998, cash and cash equivalents consisted of:

                                                    1999          1998
                                                   ------        ------
Demand and brokerage accounts                      $7,078         6,608
Money-market accounts                                 783           412
                                                    -----        ------
     Total                                         $7,861         7,020
                                                    =====        ======

10.    Repurchase of Limited Partnership Interests
       -------------------------------------------

Each June, subject to the limitations of the Partnership Agreement, Limited Partners may tender their Units for repurchase by the Partnership. The price paid for any Units tendered is based on the June 30 estimated fair value of the Partnership. The Partnership did not repurchase Units in 1999 or 1998. In 1997, 2,914 Units were repurchased for $20,602.

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

                           TECHNOLOGY FUNDING SECURED INVESTORS I

                           By:  TECHNOLOGY FUNDING INC.
                                Managing General Partner




Date:  March 29, 2000      By:      /s/Michael Brenner
                                -----------------------------
                                        Michael Brenner
                                        Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                   Date
          ---------           --------                   ----

 /s/Charles R. Kokesh         President, Chief       March 29, 2000
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer,
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.