Form 10-Q
period 2000-03-31
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 2000-05-11
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                               (unaudited)
                                                 March 31,       December 31,
                                                   2000             1999
                                              -------------     ------------
ASSETS

Investments:
 Secured notes receivable, net (cost
  basis of $360,839 in both
  2000 and 1999)                              $1,448,839         1,448,839

 Equity investments (cost basis
  of $166,729 in both 2000 and 1999)                   0                 0
                                               ---------         ---------
   Total investments                           1,448,839         1,448,839

Cash and cash equivalents                          8,018             7,861
                                               ---------         ---------
   Total assets                               $1,456,857         1,456,700
                                               =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $   26,433            26,096
Due to related parties                           444,912           380,396
Other liabilities                                    647               647
                                               ---------         ---------
   Total liabilities                             471,992           407,139

Commitments (Note 3)

Partners' capital:
 Limited Partners
  (106,990 Units outstanding)                    120,852           184,901
 General Partners                                (57,258)          (56,611)
 Net unrealized fair value increase
  (decrease) from cost:
   Secured notes receivable                    1,088,000         1,088,000
   Equity investments                           (166,729)         (166,729)
                                               ---------         ---------
   Total partners' capital                       984,865         1,049,561
                                               ---------         ---------
   Total liabilities and partners' capital    $1,456,857         1,456,700
                                               =========         =========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                               2000          1999
                                             --------      --------
Income:
 Short-term investment interest             $      7           668
                                              ------       -------
     Total income                                  7           668

Costs and expenses:
 Management fees                               5,247         8,805
 Operating expenses                           59,456       108,005
                                              ------       -------

     Total costs and expenses                 64,703       116,810
                                              ------       -------

Net realized loss                            (64,696)     (116,142)
                                              ------       -------

Net loss                                    $(64,696)     (116,142)
                                              ======       =======

Net realized loss per Limited               $  (0.60)        (1.07)
 Partner Unit                                 ======       =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------


                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                             2000              1999
                                           --------          --------
Cash flows from operating activities:
 Interest received                         $      7              668
 Cash paid to vendors                       (16,266)         (33,709)
 Cash advanced by (paid to)
  related parties                            16,416         (327,440)
                                             ------          -------
  Net cash provided (used) by operating
   activities                                   157         (360,481)
                                             ------          -------
Cash flows from investing activities:
 Repayments of secured notes receivable          --          364,385
                                             ------          -------
  Net cash provided by investing
   activities                                    --          364,385
                                             ------          -------
Net increase in cash
 and cash equivalents                           157            3,904

Cash and cash equivalents at beginning
 of year                                      7,861            7,020
                                             ------          -------
Cash and cash equivalents
 at March 31                               $  8,018           10,924
                                             ======          =======


See accompanying notes to unaudited financial statements.

-----------------------------------------------


                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                             2000              1999
                                           --------          --------

Reconciliation of net loss
 to net cash provided (used) by
 operating activities:

Net loss                                  $(64,696)          (116,142)

Changes in:
  Accounts payable and accrued
   expenses                                    337             (7,502)
  Due to related parties                    64,516           (236,550)
  Other                                         --               (287)
                                            ------            -------
Net cash provided (used) by operating
 activities                               $    157           (360,481)
                                            ======            =======


See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 2000, and December 31, 1999, and the related Statements of Operations for the three months ended March 31, 2000 and 1999, and Statements of Cash Flows for the three months ended March 31, 2000 and 1999, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. The following notes to financial statements for activity through March 31, 2000, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2000 and 1999, were as follows:

                                                 2000        1999
                                                ------      ------
Management fees                                $ 5,247       8,805
Reimbursable operating expenses                 42,853      82,085

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. At March 31, 2000 and December 31, 1999, due to related parties for such expenses were $402,363 and $343,094, respectively.

At March 31, 2000 and December 31, 1999, management fees payable were $36,580 and $31,333, respectively, and due to affiliated partnerships for reparticipated secured notes receivable was $5,969.

4.     Secured Notes Receivable, Net
       -----------------------------

A complete listing of the Partnership's secured notes receivable at December 31, 1999, is included in the 1999 Annual Report on Form 10-K. There was no investment activity from January 1 through March 31, 2000.

5.     Equity Investments
       ------------------
A complete listing of the Partnership's equity investments at December 31, 1999, is included in the 1999 Annual Report on Form 10-K. There was no investment activity from January 1 through March 31, 2000.

6.     Cash and Cash Equivalents
       -------------------------

At March 31, 2000, and December 31, 1999, cash and cash equivalents consisted of:


                                                2000            1999
                                              --------        --------

Demand and brokerage accounts                 $7,496            7,078
Money market accounts                            522              783
                                               -----            -----

     Total                                    $8,018            7,861
                                               =====            =====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 2000, net cash provided by operating activities totaled $157. The Partnership received advances from the Managing General Partners totaling $16,416 to fund its operations. Other operating expenses of $16,266 were paid and interest income of $7 was received.

Cash and cash equivalents at March 31, 2000, were $8,018. The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations. The Partnership has very limited cash resources and primarily illiquid assets. The General Partners are under no obligation to continue financing the Partnership's daily operations and may elect to discontinue such support at any time during the remaining life of the Partnership. The General Partners may attempt to secure third party financing to continue operations using the collateral value of the Partnership's remaining investments. It is likely that a potential lender would require the remaining Partnership investments be appraised by an independent third party, specifically to assess their value as readily liquid collateral prior to any financing. The collateral values determined by a lender may differ significantly from the investment fair value reflected in the financial statements.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $64,696 and $116,142 for the three months ended March 31, 2000 and 1999, respectively. The decrease in net loss in the current period was primarily due to a $48,549 decrease in total operating expenses.

Total operating expenses were $59,456 and $108,005 for the three months ended March 31, 2000 and 1999, respectively. The decrease is primarily attributable to decreased administrative and professional fees.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2000.

(b) Financial Data Schedule for the three months ended and as of March 31, 2000 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  May 11, 2000        By:    /s/Michael R. Brenner
                            -----------------------------------
                                     Michael R. Brenner
                                     Vice President