Form 10-Q
period 2000-06-30
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 2000-08-14
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2000

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

                                             (unaudited)
                                               June 30,       December 31,
                                                 2000             1999
                                            -------------     ------------
ASSETS

Investments:
 Secured notes receivable, net (cost
  basis of $360,839 in both
  2000 and 1999)                              $1,448,839         1,448,839
 Equity investments (cost basis
  of $166,729 in both 2000 and 1999)                   0                 0
                                               ---------         ---------
   Total investments                           1,448,839         1,448,839

Cash and cash equivalents                          8,240             7,861
Other assets                                       1,856                --
                                               ---------         ---------
   Total assets                               $1,458,935         1,456,700
                                               =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $   11,540            26,096
Due to related parties                           524,158           380,396
Other liabilities                                    647               647
                                               ---------         ---------
   Total liabilities                             536,345           407,139

Commitments and contingencies
 (Notes 2, 3 and 4)

Partners' capital:
 Limited Partners
  (106,990 Units outstanding)                     59,199           184,901
 General Partners                                (57,880)          (56,611)
 Net unrealized fair value increase
  (decrease) from cost:
   Secured notes receivable                    1,088,000         1,088,000
   Equity investments                           (166,729)         (166,729)
                                               ---------         ---------
   Total partners' capital                       922,590         1,049,561
                                               ---------         ---------
   Total liabilities and partners' capital    $1,458,935         1,456,700
                                               =========         =========

See accompanying notes to unaudited financial statements

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                 For the Three                   For the Six
                                                 Months Ended                    Months Ended
                                                   June 30,                        June 30,
                                        -----------------------------     -------------------------
                                               2000        1999              2000            1999
                                               ----        ----              ----            ----
Income:
 Short-term investment interest             $      8           6                15             674
                                              ------     -------           -------         -------
  Total income                                     8           6                15             674

Costs and expenses:
 Management fees                               4,923       8,223            10,170          17,028
 Operating expenses:
  Administrative and investor services        39,808      99,770            78,066         170,391
  Investment operations                       (2,711)      9,420             3,525          19,327
  Professional fees                            7,311       7,599             5,995          19,652
  Computer services                           12,952      16,447            29,230          31,871
                                             -------     -------           -------         -------
  Total operating expenses                    57,360     133,236           116,816         241,241
                                              ------     -------           -------         -------
  Total costs and expenses                    62,283     141,459           126,986         258,269
                                              ------     -------           -------         -------
Net realized loss                            (62,275)   (141,453)         (126,971)       (257,595)
                                              ------     -------           -------         -------
Net loss                                    $(62,275)   (141,453)         (126,971)       (257,595)
                                              ======     =======           =======         =======
Net realized loss per Unit                  $   (.57)      (1.31)            (1.17)          (2.38)
                                              ======     =======           =======         =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------


                                        For the Six Months Ended June 30,
                                        ---------------------------------
                                             2000              1999
                                           --------          --------
Cash flows from operating activities:
 Interest received                          $    15              674
 Cash paid to vendors                       (56,821)        (106,187)
 Cash advanced by (paid to) related
  parties                                    57,185         (257,829)
                                             ------          -------
  Net cash provided (used) by operating
   activities                                   379         (363,342)
                                             ------          -------
Cash flows from investing activities:
 Repayments of secured notes receivable          --          364,385
                                             ------          -------
  Net cash provided by investing
   activities                                    --          364,385
                                             ------          -------
Net increase in cash
 and cash equivalents                           379            1,043

Cash and cash equivalents at beginning
 of year                                      7,861            7,020
                                             ------          -------
Cash and cash equivalents
 at June 30                                 $ 8,240            8,063
                                             ======          =======


See accompanying notes to financial statements.

-----------------------------------------------


                                      For the Six Months Ended June 30,
                                      ------------------------------------
                                             2000              1999
                                           --------          --------

Reconciliation of net loss
 to net cash provided (used) by
 operating activities:

Net loss                                 $(126,971)          (257,595)

Changes in:
  Accounts payable and accrued
   expenses                                (14,556)           (15,988)
  Due to related parties                   143,762            (89,089)
  Other                                     (1,856)              (670)
                                           -------            -------
Net cash provided (used) by
 operating activities                    $     379           (363,342)
                                           =======            =======


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

3.     Fair Value of Investments
       -------------------------

The Partnership's investments are valued at fair value as determined in good faith by the Managing General Partner in the absence of readily available market quotations. At this stage of the Partnership's life, the holdings in the Partnership's portfolio are limited to troubled companies for which any estimate of fair value is highly subjective. The estimates made by the Managing General Partner give consideration to each company's current operating activities, underlying financial condition, prospects for liquidation events, and other factors. The estimated fair value of $1,448,839 at June 30, 2000 may differ significantly from a value that would have been used had the ultimate realization of the investments been known.

In August 2000, the General Partners engaged an independent third party to appraise the Partnership's three remaining portfolio companies. It is possible that the resulting appraised values will differ significantly from the investment fair values reported in these financial statements. Any adjustments based on the independent third party appraisal will be recorded in the period the appraisal is received.


4.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2000 and 1999, were as follows:

                                                 2000        1999
                                                ------      ------
Management fees                               $ 10,170      17,028
Reimbursable operating expenses                 76,407     151,712

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. At June 30, 2000 and December 31, 1999, due to related parties for such expenses were $476,686 and $343,094, respectively.

At June 30, 2000 and December 31, 1999, management fees payable were $41,503 and $31,333, respectively, and due to affiliated partnerships for reparticipated secured notes receivable were $5,969.

5.     Secured Notes Receivable, Net
       -----------------------------

A complete listing of the Partnership's secured notes receivable at December 31, 1999, is included in the 1999 Annual Report on Form 10-K. There was no investment activity from January 1 through June 30, 2000.

6.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1999, is included in the 1999 Annual Report on Form 10-K. There was no investment activity from January 1 through June 30, 2000.

7.     Cash and Cash Equivalents
       -------------------------

At June 30, 2000, and December 31, 1999, cash and cash equivalents consisted of:


                                                2000            1999
                                              --------        --------

Demand and brokerage accounts                 $7,710            7,078
Money market accounts                            530              783
                                               -----            -----
     Total                                    $8,240            7,861
                                               =====            =====



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 2000, net cash provided by operating activities totaled $379. The Partnership received advances from the Managing General Partners totaling $57,185 to fund its operations. Other operating expenses of $56,821 were paid and interest income of $15 was received.

Cash and cash equivalents at June 30, 2000, were $8,240. The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations. The Partnership has very limited cash resources and primarily illiquid assets. The General Partners are under no obligation to continue financing the Partnership's daily operations and may elect to discontinue such support at any time during the remaining life of the Partnership.

The Partnership's investments are valued at fair value as determined in good faith by the Managing General Partner in the absence of readily available market quotations. At this stage of the Partnership's life, the holdings in the Partnership's portfolio are limited to troubled companies for which any estimate of fair value is highly subjective. The estimates made by the Managing General Partner give consideration to each company's current operating activities, underlying financial condition, prospects for liquidation events, and other factors. The estimated fair value of $1,448,839 at June 30, 2000 may differ significantly from a value that would have been used had the ultimate realization of the investments been known.

In August 2000, the General Partners engaged an independent third party to appraise the Partnership's three remaining portfolio companies. It is possible that the resulting appraised values will differ significantly from the investment fair values reported in these financial statements. Any adjustments based on the independent third party appraisal will be recorded in the period the appraisal is received.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net losses were $62,275 and $141,453 for the quarters ended June 30, 2000 and 1999, respectively. The decrease in net loss in the current period was primarily due to a $75,876 decrease in total operating expenses.

Total operating expenses were $57,360 and $133,236 for the quarters ended June 30, 2000 and 1999, respectively. The decrease is primarily attributable to decreased investment monitoring activity and related administrative costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current six months compared to corresponding six months in the
    ---------------------------------------------------------------
    preceding year
    --------------

Net losses for the six months ended June 30, 2000 and 1999, were $126,971 and $257,595, respectively. The decrease in net loss was primarily attributable to a $124,425 decrease in operating expenses.

Total operating expenses were $116,816 and $241,241 for the six months ended June 30, 2000 and 1999, respectively. The decrease is primarily attributable to decreased investment monitoring activity and related administrative and professional costs.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2000.

(b) Financial Data Schedule for the six months ended and as of June 30, 2000 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  August 14, 2000     By:    /s/Charles R. Kokesh
                           -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited