Form 10-Q
period 2000-09-30
TECHNOLOGY FUNDING SECURED INVESTORS I
filed 2000-11-14
CIK 764062

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                             September 30,     December 31,
                                                 2000             1999
                                            -------------     ------------
ASSETS

Investments:
 Secured notes receivable, at fair value
 (cost basis of $360,839 in 2000
 and 1999)                                    $ 83,600         1,448,839
 Equity investments, at fair value
 (cost basis of $166,729 in 2000
 and 1999)                                           0                 0
                                               -------         ---------
     Total investments                          83,600         1,448,839

Cash and cash equivalents                        7,994             7,861
                                               -------         ---------
     Total assets                             $ 91,594         1,456,700
                                               =======         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $ 18,829            26,096
Due to related parties                         586,273           380,396
Other liabilities                                  647               647
                                               -------         ---------
     Total liabilities                         605,749           407,139

Commitments and contingencies

Partners' capital:
 Limited Partners
  (106,990 Units outstanding)                        0           184,901
 General Partners                              (70,187)          (56,611)
 Net unrealized (loss) gain:
   Secured notes receivable                   (277,239)        1,088,000
   Equity investments                         (166,729)         (166,729)
                                               -------         ---------
     Total partners' capital                  (514,155)        1,049,561
                                               -------         ---------
     Total liabilities and
      partners' capital                       $ 91,594         1,456,700
                                               =======         =========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                 For the Three                   For the Nine
                                                 Months Ended                    Months Ended
                                                 September 30,                   September 30,
                                        -----------------------------     -------------------------
                                               2000         1999              2000            1999
                                               ----         ----              ----            ----
Income:
 Short-term investment interest           $        9           6                24             680
                                           ---------     -------         ---------         -------
  Total income                                     9           6                24             680

Costs and expenses:
 Management fees                               4,614       7,518            14,784          24,546
 Operating expenses:
  Administrative and investor services        42,737      69,571           120,803         239,962
  Investment operations                        5,024       8,755             8,549          28,082
  Professional fees                            8,613       6,847            14,608          26,499
  Computer services                           10,527      20,668            39,757          52,539
                                           ---------     -------         ---------         -------
  Total operating expenses                    66,901     105,841           183,717         347,082
                                           ---------     -------         ---------         -------
  Total costs and expenses                    71,515     113,359           198,501         371,628
                                           ---------     -------         ---------         -------

Net realized loss                            (71,506)   (113,353)         (198,477)       (370,948)

Change in net unrealized
  fair value of notes receivable          (1,365,239)         --        (1,365,239)             --
                                           ---------     -------         ---------         -------
Net loss                                  (1,436,745)   (113,353)       (1,563,716)       (370,948)
                                           =========     =======         =========         =======
Net realized loss per unit                $     (.56)      (1.05)            (1.73)          (3.43)
                                           =========     =======         =========         =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------


                                               For the Nine Months
                                               Ended September 30,
                                        ---------------------------------
                                             2000              1999
                                           --------          --------
Cash flows from operating activities:
 Interest received                          $    24              680
 Cash paid to vendors                       (79,993)        (131,948)
 Cash advanced by (paid to)
  related parties                            80,102         (232,131)
                                             ------          -------
  Net cash provided (used) by operating
   activities                                   133         (363,399)
                                             ------          -------
Cash flows from investing activities:
 Repayments of secured notes receivable          --          364,385
                                             ------          -------
  Net cash provided by investing
   activities                                    --          364,385
                                             ------          -------

Net increase in cash
 and cash equivalents                           133              986

Cash and cash equivalents at beginning
 of year                                      7,861            7,020
                                             ------          -------
Cash and cash equivalents
 at September 30                            $ 7,994            8,006
                                             ======          =======


See accompanying notes to unaudited financial statements.

-----------------------------------------------


                                               For the Nine Months
                                               Ended September 30,
                                        ---------------------------------
                                             2000              1999
                                           --------          --------

Reconciliation of net loss
 to net cash provided (used) by
 operating activities:

Net loss                               $(1,563,716)          (370,948)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:

  Change in net unrealized fair
   value of notes receivable             1,365,239                 --

Changes in:
  Due to related parties                   205,877             10,258
  Other                                     (7,267)            (2,709)
                                        ----------            -------
Net cash provided (used) by
 operating activities                  $       133           (363,399)
                                        ==========            =======


See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

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

The uncertainties arising from these circumstances raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership has been advised by its independent public accountants that should the uncertainties surrounding the Partnership's future operations remain unresolved at year-end, their report on those financial statements will be modified for that contingency.


3.     Fair Value of Investments
       -------------------------

The Partnership's investments are valued at fair value as determined in good faith by the Managing General Partner in the absence of readily available market quotations. At this stage of the Partnership's life, the holdings in the Partnership's portfolio are limited to companies for which any estimate of fair value is highly subjective. Therefore, in August 2000, the General Partners engaged an independent third party to appraise the Partnership's remaining portfolio companies. Based upon the final appraisal report received in October 2000, the Managing General Partner has determined that the fair value of the Partnership's investments in portfolio companies totals $83,600 at September 30, 2000. The Managing General Partner is currently pursuing the sale of these investments. The fair value at September 30, 2000 may differ significantly from a value that would have been used had the ultimate proceeds from sale of the investments been known.



4.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2000 and 1999, were as follows:

                                                 2000        1999
                                                ------      ------

Management fees                               $ 14,784      24,546
Reimbursable operating expenses                110,991     217,843

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. At September 30, 2000 and December 31, 1999, due to related parties for such expenses were $534,187 and $343,094, respectively.

At September 30, 2000 and December 31, 1999, management fees payable were $46,117 and $31,333, respectively, and due to affiliated partnerships for reparticipated secured notes receivable were $5,969. Management fees, payable quarterly, are equal to one-half of one percent of partnership assets under management.

5.     Secured Notes Receivable, Net
       -----------------------------

At September 30, 2000 secured notes receivable consisted of:


                    Investment                       Cost         Fair
Portfolio Company     Date         Position          Basis        Value
-----------------   ----------     --------          -----        -----

                                 Secured notes
Cyclean, Inc.       09/87-09/94  receivable        $318,701      51,400

                                 Secured notes
MARCorp             12/89-02/93  receivable          42,138      32,200
                                                    -------     -------
Total secured notes receivable                     $360,839      83,600
                                                    =======     =======

As discussed in Note 3, the Managing General Partner obtained an appraisal of the Partnership's remaining assets in the following portfolio companies from an independent third party. The Managing General Partner is currently pursuing the sale of these investments. The fair value at September 30, 2000 may differ significantly from a value that would have been used had the ultimate proceeds from sale of the investments been known.

Cyclean, Inc.
-------------

The fair value of the company's assets is estimated to range from $1,751,334 to $2,824,000. However, the company's debt totals over $22,872,000. Assuming that the partnership's notes would be paid on a pro rata basis from the proceeds of a sale of the company's assets, the appraised value of the Partnership's notes receivable is approximately $51,400.

MARCorp
-------

The company is pursuing several options, including debt buy-downs, capital restructuring and additional financing. After assessing the reasonable probabilities of the possible scenarios, the appraised value of the Partnership's interest in the company is approximately $32,200.

Changes in the net unrealized fair value of secured notes receivable were as follows:

Net unrealized fair value of secured notes
  receivable at January 1, 2000                    $ 1,448,839

Net unrealized fair value of secured notes
  receivable at September 30, 2000                      83,600
                                                     ---------
Change in net unrealized fair value of
  secured notes receivable                         $(1,365,239)
                                                     =========

The decrease in unrealized fair value is a result of changes in the estimated fair value of the investments described above.

6.     Equity Investments
       ------------------

At September 30, 2000 equity investments consisted of:


                    Investment                       Cost         Fair
Portfolio Company     Date         Position          Basis        Value
-----------------   ----------     --------          -----        -----

                                 51,024 Series D
Cyclean, Inc.       09/94-04/96  Preferred shares  $124,790           0

Cyclean of                       Class A LLC Unit
 Los Angeles, LLC   03/95        11% ownership        2,816           0

                                 60,604 Common
HemoCleanse, Inc.   03/95-01/97  shares              39,123           0
                                                    -------     -------
Total equity investments                           $166,729           0
                                                    =======     =======

The fair value at September 30, 2000 is consistent with the final appraisal discussed in Note 3. There has been no change in the fair value of equity investments since December 31, 1999.


7.     Cash and Cash Equivalents
       -------------------------

At September 30, 2000, and December 31, 1999, cash and cash equivalents consisted of:

                                                2000            1999
                                              --------        --------

Demand and brokerage accounts                 $7,455            7,078
Money market accounts                            539              783
                                               -----            -----
     Total                                    $7,994            7,861
                                               =====            =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
During the nine months ended September 30, 2000, net cash provided by operating activities totaled $133. The Partnership received advances from the Managing General Partners totaling $80,102 to fund its operations. Other operating expenses of $79,993 were paid and interest income of $24 was received.

Cash and cash equivalents at September 30, 2000, were $7,994. The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations. The Partnership has very limited cash resources and primarily illiquid assets. The General Partners are under no obligation to continue financing the Partnership's daily operations and may elect to discontinue such support at any time during the remaining life of the Partnership.

The uncertainties arising from these circumstances raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Partnership's investments are valued at fair value as determined in good faith by the Managing General Partner in the absence of readily available market quotations. At this stage of the Partnership's life, the holdings in the Partnership's portfolio are limited to troubled companies for which any estimate of fair value is highly subjective. Therefore, in August 2000, the General Partners engaged an independent third party to appraise the Partnership's remaining portfolio companies. Based upon the final appraisal report received in October 2000, the Managing General Partner has determined that the fair value of the Partnership's investments in portfolio companies totals $83,600 at September 30, 2000. The Managing General Partner is currently pursuing the sale of these investments. The fair value at September 30, 2000 may differ significantly from a value that would have been used had the ultimate proceeds from sale of the investments been known.


Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net losses were $1,436,745 and $113,353 for the quarters ended September 30, 2000 and 1999, respectively. The increase in net loss in the current period was primarily due to a $1,365,239 decrease in the change in net unrealized fair value of notes receivable, partially offset by a $38,940 decrease in total operating expenses.

The fair value of secured notes receivable decreased $1,365,239 in the three months ended September 30, 2000 as a result of a decline in estimated fair value. There was no change in the fair value of secured notes receivable during the quarter ended September 30, 1999.

Total operating expenses were $66,901 and $105,841 for the quarters ended September 30, 2000 and 1999, respectively. The decrease is primarily attributable to decreased investment monitoring, administrative and computer services expenses.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current nine months compared to corresponding nine months in the
    ---------------------------------------------------------------
    preceding year
    --------------

Net losses for the nine months ended September 30, 2000 and 1999, were $1,563,716 and $370,948, respectively. The increase in net loss was primarily attributable to a $1,365,239 decrease in the change in net unrealized fair value of notes receivable, partially offset by a $163,365 decrease in operating expenses.

During the nine months ended September 30, 2000, the decrease in fair value of secured notes receivable of $1,365,239 was a result of a decline in estimated fair value. There was no change in the fair value of secured notes receivable in 1999.

Total operating expenses were $183,717 and $347,082 for the nine months ended September 30, 2000 and 1999, respectively. The decrease is primarily attributable to decreased investment monitoring activity and related administrative, computer services and professional costs.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Form 8-K was filed by the Partnership on September 12, 2000 to report the resignation of KPMG LLP as the Partnership's independent accountants. A Form 8-K/A was filed by the Fund on September 25, 2000 with KPMG LLP's letter in response to the Form 8-K.

A Form 8-K was filed by the Partnership on November 13, 2000 to report the appointment of Arthur Andersen LLP as the Partnership's independent public accountants.

(b) Financial Data Schedule for the nine months ended and as of September 30, 2000 (Exhibit 27).

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY FUNDING SECURED INVESTORS I

By:  TECHNOLOGY FUNDING INC.
      Managing General Partner





Date:  November 14, 2000   By:    /s/Charles R. Kokesh
                           -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc.